Form 10-Q
period 2001-09-30
KERR MCGEE CORP /DE
filed 2001-11-14
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from        to
                                                ------   ------

                         Commission File Number 1-16619


                             KERR-McGEE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



             A Delaware Corporation               73-1612389
         (State or Other Jurisdiction of       (I.R.S. Employer
         Incorporation or Organization)       Identification No.)


                Kerr-McGee Center, Oklahoma City, Oklahoma 73125
              (Address of Principal Executive Offices and Zip Code)

        Registrant's telephone number, including area code (405) 270-1313


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X        No
                                   ---

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 2001: 100,186,350




                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                            KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                                   CONSOLIDATED STATEMENT OF INCOME
                                                              (UNAUDITED)

                                                                       Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
 (Millions of dollars, except per-share amounts)                      2001             2000            2001             2000
                                                                     ------         --------        --------         --------

 Sales                                                               $883.5         $1,106.1        $2,880.5         $3,003.5
                                                                     ------         --------        --------         --------

 Costs and Expenses
   Costs and operating expenses                                       331.8            339.0           936.6            945.0
   Selling, general and administrative expenses                        60.1             45.6           168.1            151.7
   Shipping and handling expenses                                      31.2             27.4            90.3             74.2
   Depreciation and depletion                                         182.4            171.5           523.3            510.2
   Asset impairment                                                    47.3                -            47.3                -
   Exploration, including dry holes and
     amortization of undeveloped leases                                45.6             49.0           139.2            137.9
   Taxes, other than income taxes                                      25.8             31.0            88.9             89.4
   Provision for environmental remediation and
     restoration of inactive sites, net of reimbursements              78.4                -            82.1             90.0
   Purchased in-process research and development                          -                -               -             32.5
   Interest and debt expense                                           47.1             49.1           127.5            162.4
                                                                     ------         --------        --------         --------
         Total Costs and Expenses                                     849.7            712.6         2,203.3          2,193.3
                                                                     ------         --------        --------         --------

                                                                       33.8            393.5           677.2            810.2
 Other Income                                                           7.0             11.6           207.6             53.7
                                                                     ------         --------        --------         --------
 Income before Income Taxes                                            40.8            405.1           884.8            863.9
 Taxes on Income                                                      (14.5)          (140.5)         (328.5)          (304.2)
                                                                     ------         --------        --------         --------

 Income before Change in Accounting Principle                          26.3            264.6           556.3            559.7
 Cumulative Effect of Change in Accounting Principle (net of
  benefit for income taxes of $10.8)                                      -                -           (20.3)               -
                                                                     ------         --------        --------         --------

 Net Income                                                          $ 26.3         $  264.6        $  536.0         $  559.7
                                                                     ======         ========        ========         ========

 Net Income per Common Share
   Basic -
     Income before cumulative effect of change
       in accounting principle                                       $  .27         $   2.81        $   5.79         $   6.01
     Cumulative effect of change in accounting
       principle                                                          -                -            (.21)               -
                                                                     ------         --------        --------         --------

         Total                                                       $  .27         $   2.81        $   5.58         $   6.01
                                                                     ======         ========        ========         ========

   Diluted -
     Income before cumulative effect of change
       in accounting principle                                       $  .27         $   2.57        $   5.39         $   5.62
     Cumulative effect of change in accounting
       principle                                                          -                -            (.19)               -
                                                                     ------         --------        --------         --------

         Total                                                       $  .27         $   2.57        $   5.20         $   5.62
                                                                     ======         ========        ========         ========

The accompanying notes are an integral part of this statement.



                         KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                   CONSOLIDATED BALANCE SHEET
                                           (UNAUDITED)

                                                                   September 30,       December 31,
(Millions of dollars)                                                       2001               2000
                                                                   -------------       ------------

ASSETS
Current Assets
    Cash                                                               $   121.4          $   144.0
    Notes and accounts receivable                                          623.2              666.8
    Inventories                                                            437.5              390.9
    Deposits and prepaid expenses                                          147.3              113.1
                                                                       ---------          ---------
             Total Current Assets                                        1,329.4            1,314.8
                                                                       ---------          ---------

Property, Plant and Equipment                                           16,065.2           12,770.4
    Less reserves for depreciation, depletion and amortization           7,867.3            7,387.0
                                                                       ---------          ---------
                                                                         8,197.9            5,383.4
                                                                       ---------          ---------

Investments and Other Assets                                               806.2              967.8
Goodwill                                                                   326.6                  -
                                                                       ---------          ---------
                                                                       $10,660.1          $ 7,666.0
                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term borrowings                                              $    13.7          $     5.8
    Accounts payable                                                       876.1              637.7
    Long-term debt due within one year                                      26.4              175.2
    Other current liabilities                                              435.6              530.3
                                                                       ---------          ---------
             Total Current Liabilities                                   1,351.8            1,349.0
                                                                       ---------          ---------

Long-Term Debt                                                           3,970.7            2,243.7
                                                                       ---------          ---------

Deferred Credits and Reserves                                            2,073.9            1,440.4
                                                                       ---------          ---------

Stockholders' Equity
    Common stock, par value $1 - 300,000,000
       shares authorized, 100,186,250 shares issued at
       9-30-01 and 101,417,309 shares issued at 12-31-00                   100.0              101.4
    Capital in excess of par value                                       1,661.2            1,655.4
    Preferred stock purchase rights                                           .9                 .9
    Restricted stock                                                        12.1                5.0
    Retained earnings                                                    1,640.5            1,233.0
    Accumulated other comprehensive income (loss)                          (64.3)             113.1
    Common shares in treasury, at cost - no shares
       at 9-30-01 and 6,932,790 shares at 12-31-00                             -             (383.4)
    Deferred compensation                                                  (86.7)             (92.5)
                                                                       ---------          ---------
             Total Stockholders' Equity                                  3,263.7            2,632.9
                                                                       ---------          ---------

                                                                       $10,660.1          $ 7,666.0
                                                                       =========          =========

The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.





                        KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
(Millions of dollars)                                                      2001               2000
                                                                        ---------         ---------

Operating Activities
--------------------
Net income                                                              $   536.0         $   559.7
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                                562.9             548.4
    Asset impairment                                                         47.3                 -
    Dry hole costs                                                           43.6              53.1
    Deferred income taxes                                                   147.0             (73.1)
    Provision for environmental remediation and
      restoration of inactive sites, net of reimbursement                    82.1              90.0
    Purchased in-process research and development                              -               32.5
    (Gain) loss on sale and retirement of assets                             (3.6)              4.1
    Noncash items affecting net income                                     (151.8)             37.3
    Other net cash used in operating activities                             (49.7)            (30.7)
                                                                        ---------         ---------
        Net Cash Provided by Operating Activities                         1,213.8           1,221.3
                                                                        ---------         ---------

Investing Activities
--------------------
Capital expenditures                                                     (1,349.2)           (387.6)
Dry hole expense                                                            (43.6)            (53.1)
Acquisitions                                                               (980.7)           (999.4)
Other investing activities                                                  (47.4)              7.4
                                                                        ---------         ---------
        Net Cash Used in Investing Activities                            (2,420.9)         (1,432.7)
                                                                        ---------         ---------

Financing Activities
--------------------
Issuance of long-term debt                                                1,703.0             841.3
Repayment of long-term debt                                                (416.2)           (965.5)
Decrease in short-term borrowings                                            (3.3)             (4.9)
Issuance of common stock                                                     31.8             374.8
Dividends paid                                                             (127.9)           (123.6)
                                                                        ---------         ---------
        Net Cash Provided by Financing Activities                         1,187.4             122.1
                                                                        ---------         ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                (2.9)             (2.5)
                                                                        ---------         ---------

Net Decrease in Cash and Cash Equivalents                                   (22.6)            (91.8)

Cash and Cash Equivalents at Beginning of Period                            144.0             266.6
                                                                        ---------         ---------

Cash and Cash Equivalents at End of Period                              $   121.4         $   174.8
                                                                        =========         =========


The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

B. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement as amended requires recording all derivative instruments as assets or liabilities, measured at fair value. Kerr-McGee adopted this standard on January 1, 2001, by recording the fair value of all the foreign currency forward purchase and sales contracts, and by separating and recording the fair value of the options associated with the company's debt exchangeable for stock of Devon Energy Corporation (Devon) presently owned by the company. In adopting the standard, the company recognized an expense of $20.3 million in the 2001 first quarter as a cumulative effect of the accounting change. Also, in accordance with FAS 133, the company chose to reclassify 85% of the Devon shares owned to "trading" from the "available for sale" category of investments. On January 1, 2001, the company recognized after-tax income totaling $117.9 million for the unrealized appreciation on the Devon shares reclassified to trading. The portion of the stock investment now classified as "trading" is marked-to-market through income each month.

        From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. The amounts in accumulated other comprehensive income, $21.4 million loss at September 30, 2001, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the hedged transaction is paid in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). In the third quarter and the first nine months of 2001, the company reclassified $2.4 million and $7 million, respectively, of losses on forward contracts from accumulated other comprehensive income to operating expenses in the income statement. Of the existing net losses at September 30, 2001, approximately $12 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the third quarter or the first nine months of 2001, and no ineffectiveness was recognized.

        The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rate changes. Almost all of the pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.

        As discussed in Note J., the company purchased 100% of the outstanding shares of common stock of HS Resources effective August 1, 2001. HS Resources and its trading subsidiary had a number of derivative contracts for purchases and sales of oil and gas as well as basis differences, and energy related contracts. All of these contracts are being treated by Kerr-McGee as speculative and are recorded at their fair value on the balance sheet and marked-to-market through income each month. Kerr-McGee has not generally entered into derivative contracts for commodities, and therefore plans to simply let the contracts run until maturity, unless closed earlier. In addition, the former HS Resources trading company had taken positions in certain commodity trading contracts that have now been closed with offsetting positions. The only risk that remains is the credit risk associated with the other parties to the contracts; however, the company believes that risk is minimal due to the credit worthiness of the other companies.

C. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. The company was required to adopt FAS 141 for its business combination of HS Resources. The company also will be required to adopt FAS 142 at the beginning of 2002 for all goodwill and other intangible assets recognized in the company's statement of financial position as of January 1, 2002. This statement changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization method to an impairment approach. The nonamortization provisions of this standard are immediately applicable for any goodwill acquired after June 30, 2001. During 2002, the company will perform the first required impairment tests of goodwill and indefinite lived intangible assets. The company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

        In June 2001, the Financial  Accounting  Standards Board also issued FAS
        143, "Accounting for Asset Retirement Obligations." FAS 143 requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of FAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

        In August 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the portion of the Accounting Principle Board Opinion No. 30 that deals with disposal of a business segment. The new standard resolves significant implementation issues related to FAS 121, establishes a single accounting model for long-lived assets to be disposed of by sale and is effective for fiscal years beginning after December 15, 2001. At this time, the company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.


D. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                       Nine Months Ended
                                                         September 30,
        (Millions of dollars)                        2001             2000
                                                    ------           ------

        Income tax payments                         $344.3           $203.0
        Less refunds received                        (19.0)           (33.9)
                                                    ------           ------
        Net income tax payments                     $325.3           $169.1
                                                    ======           ======

        Interest payments                           $130.2           $138.0
                                                    ======           ======

E. During the third quarter of 2001 and 2000, comprehensive income was $30.6 million and $248.7 million, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive income was $476.5 million and $603.5 million, respectively.

        The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at September 30, 2001, or December 31, 2000. At September 30, 2001, and December 31, 2000, available-for-sale securities for which fair value can be determined are as follows:

                                                 September 30, 2001                       December 31, 2000
                                          -------------------------------        --------------------------------
                                                                  Gross                                   Gross
                                                               Unrealized                              Unrealized
                                           Fair                  Holding          Fair                   Holding
     (Millions of dollars)                Value      Cost         Gain            Value      Cost      Gain (Loss)
                                          -----      -----     ----------        ------      ----      ----------

      Equity securities                   $52.2      $31.9         $20.3         $606.9     $208.8        $398.1
      Exchangeable debt (1)                                                       514.3      330.3        (184.0)
      U.S. government obligations -
        Maturing within one year             .8         .8             -            1.9        1.9             -
        Maturing between one year
         and four years                     3.7        3.7             -            4.3        4.3             -
                                                                   -----                                  ------
             Total                                                 $20.3                                  $214.1
                                                                   =====                                  ======

    (1) With the adoption of FAS 133, the exchangeable debt and its embedded option features were separated. The debt is now recorded in the Consolidated Balance Sheet at face value less unamortized discount, and the options associated with the exchangeable features of the debt have been recorded separately as derivatives at fair value (see Note B).


F. Investments in equity affiliates totaled $63.3 million at September 30, 2001, and $40.5 million at December 31, 2000. Equity income related to the investments is included in Other Income in the Consolidated Statement of Income and was a loss of $2.6 million for the three months ended September 30, 2001, compared with income of $6.3 million for the same 2000 period. For the first nine months of 2001, the equity loss totaled $3.6 million, compared with income of $19.8 million for the same 2000 period.

 G. The following tables set forth the computation of basic and diluted earnings per share (EPS) for the three-month and nine-month periods ended September 30, 2001 and 2000.

                                                    For the Three Months Ended September 30,
                                    ------------------------------------------------------------------------
                                                   2001                                   2000
                                    ---------------------------------      ---------------------------------
(In millions, except                                        Per-Share                              Per-Share
per-share amounts)                  Income      Shares        Income       Income      Shares        Income
                                    ------      ------      ---------      ------      ------      ---------

Basic EPS                            $26.3        98.5         $.27        $264.6        94.3        $2.81
                                                               ====                                  =====

Effect of Dilutive Securities:
  5 1/4% convertible debentures          -           -                        5.3         9.8
  7 1/2% convertible debentures          -           -                        2.2         1.7
  Stock options                          -           -                          -          .2
                                     -----        ----                     ------       -----
Diluted EPS                          $26.3        98.5         $.27        $272.1       106.0        $2.57
                                     =====        ====         ====        ======       =====        =====




                                                    For the Nine Months Ended September 30,
                                    ------------------------------------------------------------------------
                                                   2001                                       2000
                                    ---------------------------------      ---------------------------------
(In millions, except                                        Per-Share                              Per-Share
per-share amounts)                  Income      Shares        Income       Income      Shares        Income
                                    ------      ------      ---------      ------      ------      ---------

Basic EPS                           $536.0        96.1         $5.58       $559.7        93.1        $6.01
                                                               =====                                 =====

Effect of Dilutive Securities:
  5 1/4% convertible debentures       16.0         9.8                       13.6         8.3
  7 1/2% convertible debentures          -           -                        6.8         1.7
  Stock options                          -          .2                          -          .2
                                    ------       -----                     ------    --------
Diluted EPS                         $552.0       106.1         $5.20       $580.1       103.3        $5.62
                                    ======       =====         =====       ======    ========     ========

H.      In  December  2000,   the   company   began   an   accounts   receivable
        monetization for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. The company retained servicing responsibilities and subordinated interests and will receive a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company; however, the company believes that the risk of insurance loss is very low since its bad-debt experience has historically been insignificant. The company received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

        During the 2001 third quarter, the company sold $152.6 million of its pigment receivables, resulting in pretax losses of $2.3 million. For the first nine months of 2001, the company sold $460.5 million of receivables, resulting in pretax losses of $6.9 million. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. At September 30, 2001, the outstanding balance on receivables sold totaled $106.2 million.

I. Production from the Hutton Field in the North Sea was suspended in May 2001 due to concerns about the oil export pipeline's integrity. During the 2001 third quarter, it was determined that due to the amount of corrosion present in the pipeline, replacement of the pipeline would be required to allow production to resume. After careful study, the company, as operator, and the other partners decided not to replace the pipeline due to the small amount of remaining field reserves and plan to decommission the field. The Hutton Field was deemed to be impaired because recovery of the net book value from future cash flows could no longer be expected.

        An impairment loss of $43.7 million was determined based on the difference between the carrying value of the assets and the present value of the field's discounted future cash flows, net of expected proceeds from the sale of the Hutton Tension Leg Platform (TLP). The Hutton TLP is a production, drilling and accommodation facility located at the Hutton Field.

J. On August 1, 2001, the company completed the acquisition of all of the outstanding shares of common stock of HS Resources, Inc., an independent oil and gas exploration and production company with active projects in the Denver-Julesburg Basin, Gulf Coast, Mid-Continent and Northern Rocky Mountain regions. The acquisition added approximately 250 million cubic feet equivalent of daily gas production and 1.3 trillion cubic feet equivalent of proved gas reserves, primarily in the Denver, Colorado, area one of the fastest-growing markets in the United States. The addition of these primarily natural gas reserves provides the company a more balanced portfolio of products, geographic diversity and production mix. In addition, the acquisition provides low risk-exploitation drilling opportunities from identified projects based on HS Resources' seismic inventory. The acquisition price totaled $1.8 billion in cash, company stock and assumption of debt. The company reflected the assets and liabilities acquired at fair value in its balance sheet effective August 1, 2001, and the results of operations of HS Resources in the company's income statement beginning August 1, 2001. The purchase price was allocated to specific assets and liabilities based on their estimated fair value at the date of acquisition. The allocations include $318 million recorded as goodwill. The cash portion of the acquisition totaled $963 million, including direct expenses, and was initially financed through borrowings obtained under a newly executed revolving credit facility, which is discussed in the Financial Condition section of this Form 10-Q. A total of 5,057,273 shares of Kerr-McGee common stock were issued in connection with the acquisition. The shares were valued at $70.33 per share, the average price two days before and after the purchase was announced.

        The following unaudited pro forma condensed income statement information has been prepared to give effect to the HS Resources acquisition as if it had occurred at the beginning of the periods presented, including purchase accounting adjustments.

                                                      Pro Forma Results
                                   ----------------------------------------------------------
                                     Three Months Ended                  Nine Months Ended
     (Millions of dollars,              September 30,                      September 30,
     except per-share              -----------------------          -------------------------
     amounts)                       2001             2000              2001             2000
                                   ------         --------          --------         --------

     Sales                         $908.5         $1,183.8          $3,112.3         $3,224.4

     Income from Continuing
       Operations                   $22.5           $260.0            $569.8           $539.2

     Net Income                     $22.5           $260.0            $548.5           $539.2

     Earnings per Share -
       Basic                         $.22            $2.62             $5.42            $5.49
       Diluted                       $.22            $2.41             $5.08            $5.17

K. To accomplish the acquisition of HS Resources, the company reorganized and formed a new holding company, Kerr-McGee Holdco, which later changed its name to Kerr-McGee Corporation. The former Kerr-McGee Corporation was renamed Kerr-McGee Operating Corporation and is now a wholly owned subsidiary of the holding company.

        In August 2001, the new holding company, Kerr-McGee Corporation, filed a shelf registration statement with the Securities and Exchange Commission for $2 billion of debt and other securities. On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank on parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Operating Corporation has guaranteed the notes. Additionally Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the public indebtedness of HS Resources assumed in the August 1, 2001 purchase. Financial information for HS Resources for the first and second quarter of 2001 is contained in the March 31, 2001, Form 10-Q filed by HS Resources and the Form 8-K/A filed August 29, 2001, by Kerr-McGee Corporation, respectively, and is incorporated herein by reference. As a result of these guarantee arrangements, the company is now required to present condensed consolidating financial information. Since neither the new holding company nor any guarantee arrangement existed during 2000, comparative consolidated financial information is not presented.

        The following condensed consolidating financial information presents the balance sheet as of September 30, 2001, and the related statements of income and cash flows for the third quarter and first nine months of 2001, for (a) Kerr-McGee Corporation, the holding company, (b) the guarantor subsidiary, and (c) the non-guarantor subsidiaries on a consolidated basis.


                                                Kerr-McGee Corporation and Subsidiaries
                                                 Condensed Consolidating Balance Sheet
                                                          September 30, 2001


                                                                   Kerr-McGee
                                                  Kerr-McGee        Operating       Non-Guarantor
  (Millions of dollars)                          Corporation      Corporation       Subsidiaries      Eliminations      Consolidated
                                                ------------      -----------       -------------     ------------      ------------

  ASSETS
  Current Assets
    Cash                                            $      -        $    2.4          $   119.0        $        -          $   121.4
    Intercompany receivables                            59.6           (34.7)           1,092.7          (1,117.6)                 -
    Notes and accounts receivable                          -             1.4              621.8                 -              623.2
    Inventories                                            -               -              437.5                 -              437.5
    Deposits and prepaid expenses                          -             6.1              143.0              (1.8)             147.3
                                                    --------        --------          ---------        ----------          ---------
      Total Current Assets                              59.6           (24.8)           2,414.0          (1,119.4)           1,329.4

  Property, Plant and Equipment, net                       -            54.3            8,143.7               (.1)           8,197.9
  Other Assets                                             -           553.3              333.0             (80.1)             806.2
  Goodwill                                                 -               -              326.6                 -              326.6
  Investments in and Advances to Subsidiaries        1,669.1         4,834.5            2,381.5          (8,885.1)                 -
                                                    --------        --------          ---------        ----------          ---------
         Total Assets                               $1,728.7        $5,417.3          $13,598.8        $(10,084.7)         $10,660.1
                                                    ========        ========          =========        ==========          =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Short-term borrowings                           $      -        $      -          $    13.7        $        -          $    13.7
    Accounts payable                                    45.1            14.1              816.9                 -              876.1
    Intercompany borrowings                                -            57.6            1,060.1          (1,117.7)                 -
    Long-term debt due within one year                     -            23.2                3.2                 -               26.4
    Other current liabilities                           14.9          (269.9)             692.4              (1.8)             435.6
                                                    --------        --------          ---------        ----------          ---------
       Total Current Liabilities                        60.0          (175.0)           2,586.3          (1,119.5)           1,351.8

  Long-Term Debt                                       900.0         1,973.3            1,097.4                 -            3,970.7
  Deferred Credits and Reserves                            -           478.4            1,596.3               (.8)           2,073.9
  Intercompany Advances                                    -            35.6              955.9            (991.5)                 -
  Stockholders' Equity                                 768.7         3,105.0            7,362.9          (7,972.9)           3,263.7
                                                    --------        --------          ---------        ----------          ---------
      Total Liabilities and Stockholders' Equity    $1,728.7        $5,417.3          $13,598.8        $(10,084.7)         $10,660.1
                                                    ========        ========          =========        ==========          =========



                                                Kerr-McGee Corporation and Subsidiaries
                                              Condensed Consolidating Statement of Income
                                             For the Three Months Ended September 30, 2001


                                                                  Kerr-McGee
                                                Kerr-McGee        Operating        Non-Guarantor
  (Millions of dollars)                         Corporation      Corporation       Subsidiaries       Eliminations     Consolidated
                                                -----------      -----------       -------------      ------------     ------------

  Sales                                             $     -          $  (2.2)           $ 951.1           $ (65.4)           $883.5
                                                    -------          -------            -------           -------            ------

  Costs and Expenses
    Costs and operating expenses                          -              1.2              396.2             (65.6)            331.8
    Selling, general and administrative                   -             14.4               45.8               (.1)             60.1
      expenses
    Shipping and handling expenses                        -                -               31.2                 -              31.2
    Depreciation and depletion                            -              2.1              180.3                 -             182.4
    Asset impairment                                      -                -               47.3                 -              47.3
    Exploration, including dry holes and
      amortization of undeveloped leases                  -                -               45.6                 -              45.6
    Taxes, other than income taxes                        -               .9               24.9                 -              25.8
    Provision for environmental remediation
      and restoration of inactive sites,
      net of reimbursements                               -             78.4                  -                 -              78.4
    Interest and debt expenses                          6.6             50.0               33.2             (42.7)             47.1
                                                    -------          -------            -------           -------            ------
        Total Costs and Expenses                        6.6            147.0              804.5            (108.4)            849.7
                                                    -------          -------            -------           -------            ------

                                                       (6.6)          (149.2)             146.6              43.0              33.8
  Other Income (Loss)                                (124.7)           (18.1)              49.9              99.9               7.0
                                                    -------          -------            -------           -------            ------
  Income before Income Taxes                         (131.3)          (167.3)             196.5             142.9              40.8
  Taxes on Income                                         -            175.2             (189.7)                -             (14.5)
                                                    -------          -------            -------           -------            ------

  Net Income (Loss)                                 $(131.3)         $   7.9            $   6.8           $ 142.9            $ 26.3
                                                    =======          =======            =======           =======            ======



                                                Kerr-McGee Corporation and Subsidiaries
                                              Condensed Consolidating Statement of Income
                                             For the Nine Months Ended September 30, 2001


                                                                  Kerr-McGee
                                                Kerr-McGee        Operating        Non-Guarantor
  (Millions of dollars)                         Corporation      Corporation        Subsidiaries      Eliminations     Consolidated
                                               ------------      -----------       -------------      ------------     ------------

  Sales                                             $     -          $  (6.4)          $3,160.5           $(273.6)         $2,880.5
                                                    -------          -------           --------           -------          --------

  Costs and Expenses
    Costs and operating expenses                          -              3.3            1,207.7            (274.4)            936.6
    Selling, general and administrative                   -             41.8              126.3                 -             168.1
      expenses
    Shipping and handling expenses                        -                -               90.3                                90.3
    Depreciation and depletion                            -              6.2              517.1                 -             523.3
    Asset impairment                                      -                -               47.3                 -              47.3
    Exploration, including dry holes and
      amortization of undeveloped leases                  -               .1              139.1                 -             139.2
    Taxes, other than income taxes                        -              4.3               84.6                 -              88.9
    Provision for environmental remediation
      and restoration of inactive sites, net of
      reimbursements                                      -             82.1                  -                 -              82.1
    Interest and debt expenses                          6.6            148.9              102.9            (130.9)            127.5
                                                    -------          -------          ---------           -------          --------
        Total Costs and Expenses                        6.6            286.7            2,315.3            (405.3)          2,203.3
                                                    -------          -------          ---------           -------          --------

                                                       (6.6)          (293.1)             845.2             131.7             677.2
  Other Income (Loss)                                (124.7)           680.0              141.9            (489.6)            207.6
                                                    -------          -------          ---------           -------          --------
  Income before Income Taxes                         (131.3)           386.9              987.1            (357.9)            884.8
  Taxes on Income                                         -            151.1             (479.6)                -            (328.5)
                                                    -------          -------          ---------           -------          --------

  Income before Change in Accounting                 (131.3)           538.0              507.5            (357.9)            556.3
  Principle
  Cumulative Effect of Change in Accounting
    Principle (net of benefit for income taxes)           -            (21.0)                .7                 -             (20.3)
                                                     -------          -------          ---------           -------          --------

  Net Income (Loss)                                 $(131.3)         $ 517.0          $   508.2           $(357.9)         $  536.0
                                                    =======          =======          =========           =======          ========



                                                Kerr-McGee Corporation and Subsidiaries
                                            Condensed Consolidating Statement of Cash Flows
                                             For the Three Months Ended September 30, 2001


                                                                  Kerr-McGee
                                                Kerr-McGee        Operating         Non-Guarantor
  (Millions of dollars)                         Corporation      Corporation        Subsidiaries       Eliminations     Consolidated
                                                -----------      -----------        -------------      ------------     ------------

  Operating Activities
  --------------------
  Net income (loss)                                 $(131.3)         $   7.9              $   6.8          $  142.9       $    26.3
  Adjustments to reconcile net income to net
     cash provided by operating activities -
       Depreciation, depletion and                        -              2.1                194.3                 -           196.4
         amortization
       Asset impairment                                   -                -                 47.3                 -            47.3
       Equity in earnings of subsidiaries             124.7             17.9                    -            (142.6)              -
       Dry hole costs                                     -                -                 12.9                 -            12.9
       Deferred income taxes                              -            160.7                (69.9)                -            90.8
       Provision for environmental
         remediation and restoration of
         inactive sites, net of reimbursement             -             78.4                    -                 -            78.4
      Gain on sale and retirement of assets               -                -                 (4.6)                -            (4.6)
      Noncash items affecting income                      -              3.4                 (8.9)                -            (5.5)
      Other net cash provided by (used in)
         operating activities                           6.6            (55.5)               (38.3)              (.3)          (87.5)
                                                    -------          -------              -------           -------       ---------
             Net Cash Provided by Operating
               Activities                                 -            214.9                139.6                 -           354.5
                                                    -------          -------              -------           -------       ---------

  Investing Activities
  --------------------
  Capital expenditures                                    -             (1.0)              (492.9)                -          (493.9)
  Dry hole expense                                        -                -                (12.9)                -           (12.9)
  Acquisitions                                       (956.9)               -                    -                 -          (956.9)
  Other investing activities                              -                -                (21.5)                -           (21.5)
                                                    -------          -------              -------           -------       ---------
             Net Cash Used in Investing
               Activities                            (956.9)            (1.0)              (527.3)                -        (1,485.2)
                                                    -------          -------              -------           -------       ---------

  Financing Activities
  --------------------
  Issuance of long-term debt                          900.0                -                383.2                 -         1,283.2
  Repayment of long-term debt                             -           (176.0)                   -                 -          (176.0)
  Decrease in short-term borrowings                       -                -                 (4.7)                -            (4.7)
  Increase (decrease) in intercompany
    notes and advances                                 56.9              1.6                (58.5)                -               -
  Issuance of common stock                                -               .1                    -                 -              .1
  Dividends paid                                          -            (42.8)                   -                 -           (42.8)
                                                    -------          -------              -------           -------       ---------
             Net Cash Provided by Financing
               Activities                             956.9           (217.1)               320.0                 -         1,059.8
                                                    -------          -------              -------           -------       ---------

  Effects of Exchange Rate Changes on Cash
     and Cash Equivalents                                 -                -                 (4.3)                -            (4.3)
                                                    -------          -------              -------           -------       ---------
  Net Increase (Decrease) in Cash and Cash
     Equivalents                                          -             (3.2)               (72.0)                -           (75.2)
  Cash and Cash Equivalents at Beginning of
     Period                                               -              5.7                191.0                 -           196.7
                                                    -------          -------              -------           -------       ---------
  Cash and Cash Equivalents at End of Period        $     -          $   2.5               $119.0           $     -       $   121.5
                                                    =======          =======              =======           =======       =========



                                                Kerr-McGee Corporation and Subsidiaries
                                            Condensed Consolidating Statement of Cash Flows
                                             For the Nine Months Ended September 30, 2001


                                                                  Kerr-McGee
                                                Kerr-McGee        Operating         Non-Guarantor
  (Millions of dollars)                         Corporation      Corporation         Subsidiaries      Eliminations     Consolidated
                                                -----------      -----------        -------------      ------------     ------------

  Operating Activities
  --------------------
  Net income (loss)                                 $(131.3)         $ 517.0            $   508.2           $(357.9)      $   536.0
  Adjustments to reconcile net income to net
     cash provided by operating activities -
        Depreciation, depletion and                       -              6.2                556.7                 -           562.9
          amortization
        Asset impairment                                  -                -                 47.3                 -            47.3
        Equity in earnings of subsidiaries            124.7           (483.3)                   -             358.6               -
        Dry hole costs                                    -                -                 43.6                 -            43.6
        Deferred income taxes                             -            327.1               (180.1)                -           147.0
        Provision for environmental
          remediation and restoration of
          inactive sites, net of reimbursement            -             82.1                    -                 -            82.1
        Gain on sale and retirement of assets             -             (3.6)                   -                 -            (3.6)
        Noncash items affecting income                    -           (164.5)                12.7                 -          (151.8)
        Other net cash provided by (used in)
           operating activities                         6.6            (49.9)                (5.7)              (.7)          (49.7)
                                                    -------          -------            ---------           -------       ---------
             Net Cash Provided by Operating
               Activities                                 -            231.1                982.7                 -         1,213.8
                                                    -------          -------            ---------           -------       ---------

  Investing Activities
  --------------------
  Capital expenditures                                    -             (7.3)            (1,341.9)                -        (1,349.2)
  Dry hole expense                                        -                -                (43.6)                -           (43.6)
  Acquisitions                                       (956.9)               -                (23.8)                -          (980.7)
  Other investing activities                              -              6.0                (53.4)                -           (47.4)
                                                    -------          -------            ---------           -------       ---------
             Net Cash Used in Investing
               Activities                            (956.9)            (1.3)            (1,462.7)                -        (2,420.9)
                                                    -------          -------            ---------           -------       ---------

  Financing Activities
  --------------------
  Issuance of long-term debt                          900.0            200.0                603.0                 -         1,703.0
  Repayment of long-term debt                             -           (342.0)               (74.2)                -          (416.2)
  Decrease in short-term borrowings                       -                -                 (3.3)                -            (3.3)
  Increase (decrease) in intercompany
    notes and advances                                 56.9              8.2                (65.1)                -               -
  Issuance of common stock                                -             31.8                    -                 -            31.8
  Dividends paid                                          -           (127.9)                   -                 -          (127.9)
                                                    -------          -------            ---------           -------       ---------
             Net Cash Provided by Financing
               Activities                             956.9           (229.9)               460.4                 -         1,187.4
                                                    -------          -------            ---------           -------       ---------

  Effects of Exchange Rate Changes on Cash
     and Cash Equivalents                                 -                -                 (2.9)                -            (2.9)
                                                    -------          -------            ---------           -------       ---------
  Net Increase (Decrease) in Cash and Cash
     Equivalents                                          -              (.1)               (22.5)                -           (22.6)
  Cash and Cash Equivalents at Beginning of
     Period                                               -              2.6                141.4                 -           144.0
                                                    -------          -------            ---------           -------       ---------
  Cash and Cash Equivalents at End of Period        $     -          $   2.5            $   118.9           $     -       $   121.4
                                                    =======          =======            =========           =======       =========

L.      CONTINGENCIES

        West Chicago, Illinois

        In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation, now Kerr-McGee Chemical LLC (Chemical), closed the facility in West Chicago, Illinois, that processed thorium ores. Historical operations had resulted in low-level radioactive contamination at the facility and in the surrounding areas. In 1979, Chemical filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. In 1990, the NRC transferred jurisdiction over the facility to the State of Illinois (the State). Following is the current status of various matters associated with the closed facility.

        Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility.

        In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The State has indicated approval of the agreement and has issued license amendments authorizing much of the work. Chemical expects most of the work to be completed within the next three years, leaving principally only groundwater remediation and/or monitoring for subsequent years.

        In 1992, the State enacted legislation imposing an annual storage fee equal to $2 per cubic foot of byproduct material located at the closed facility, which cannot exceed $26 million per year. Initially, all storage fee payments were reimbursed to Chemical as decommissioning costs were incurred. Chemical was fully reimbursed for all storage fees paid pursuant to this legislation. In June 1997, the legislation was amended to provide that future storage fee obligations are to be offset against decommissioning costs incurred but not yet reimbursed.

        Vicinity Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the National Priority List promulgated by EPA under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. Two of the four areas presently are being studied to determine the extent of contamination and the nature of any remedy. These two areas are known as the Sewage Treatment Plant and Kress Creek. The scope of the required cleanup for these two areas has not been determined. The EPA previously issued unilateral administrative orders for the other two areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the work required by the two orders. Chemical has completed the required excavation and restoration work at the park site and will be monitoring the site pending final EPA approval.

        Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to U.S. government contracts. Title X was amended in 1998 to increase the amount authorized for reimbursement to $140 million plus inflation adjustments. Through September 30, 2001, Chemical has been reimbursed approximately $146 million under Title X. These reimbursements are provided by congressional appropriations.

        Other Matters

        The company and/or its subsidiaries are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by the company, its subsidiaries and/or their predecessors, and include claims for personal injuries and property damages. The company's current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company and/or its subsidiaries to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA.

        The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to estimate reliably the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because:

             * some sites are in the early stages of investigation, and other sites may be identified in the future;

             * cleanup requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding cleanup requirements, technologies or other factors that bear on cleanup costs;

             * environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their share of responsibility for cleanup costs; and

             * environmental laws and regulations are continually changing, and court proceedings are inherently uncertain.

        As of September 30, 2001, the company had reserves totaling $227 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $69 million for the West Chicago sites. Cumulative expenditures at all environmental sites through September 30, 2001, total $878 million. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

Item 2. Management's  Discussion   and  Analysis  of  Results  of Operations and
        Financial Condition.

Comparison of 2001 Results with 2000 Results

CONSOLIDATED OPERATIONS

Third-quarter 2001 net income totaled $26.3 million, compared with $264.6 million for the same 2000 period. Net income for the first nine months of 2001 totaled $536 million, compared with $559.7 million a year earlier. Third-quarter 2001 operating profit totaled $176.1 million, compared with $458.6 million in the 2000 third quarter. This decline in operating profit was primarily due to lower crude oil and natural gas sales prices, lower pigment sales volumes and prices, lower crude oil sales volumes, higher depreciation and depletion expense, and higher general and administrative expenses. In addition, the company recorded a $47.3 million special charge for asset impairment in the 2001 third quarter relating to the shut-in of the North Sea Hutton field. Partially offsetting the decline in operating profit for the 2001 third quarter were higher natural gas sales volumes, lower pigment production costs and lower exploration expenses. Operating profit for the first nine months of 2001 was $940.5 million, compared with $1.1 billion in the same 2000 period. The decrease in operating profit for the first nine months of 2001 reflects lower crude oil sales prices and volumes, the 2001 asset impairment charge, lower pigment sales prices and volumes, a 2001 special charge for the termination of manganese metal production at the company's Hamilton, Miss., electrolytic chemical facility, higher general and administrative expenses, and higher product transportation costs. Partially offsetting these decreases were higher natural gas sales prices and volumes, the 2000 write-off of purchased in-process research and development associated with an acquisition, higher tariff income, and lower pigment production costs.

Other expense for the third quarter of 2001 totaled $135.3 million, compared with $53.5 million for the 2000 quarter. The increase was primarily due to the 2001 environmental provision, foreign currency transaction losses compared with 2000 income and losses from equity affiliates compared with 2000 income, partially offset by realized and unrealized gains on derivative contracts that were part of the HS Resources transaction. Other expense for the first nine months of 2001 was $55.7 million, compared with $257.1 million expense for the same 2000 period. The improved results were primarily due to a pretax special gain of $181.4 million associated with the reclassification of 85% of the company's investment in Devon common stock to "trading" from "available for sale" (see Note B), lower net interest expense and costs incurred in 2000 for certain chemical facility closings and product-line discontinuations, partially offset by foreign currency transaction losses compared with 2000 gains and losses from equity affiliates compared with 2000 income.

The income tax provision was $14.5 million for the 2001 third quarter, compared with $140.5 million for the same 2000 period. The provision for the 2001 third quarter included a $42.4 million tax benefit related to environmental provisions, asset impairment and costs associated with employee severance and merger transition. The income tax provision for the first nine months of 2001 was $328.5 million, compared with $304.2 million for the 2000 period. The provision for the first nine months of 2001 included $63.5 million of tax expense related to the reclassification of the Devon stock (see Note B). The provision for the first nine months of 2000 included a $38.7 million tax benefit primarily related to environmental provisions and chemical product discontinuations. Excluding the tax effect on these special items, the decrease in the provisions for both 2001 periods is due primarily to lower income.

SEGMENT OPERATIONS

Following is a summary of sales and operating profit and a discussion of major factors influencing the results of each of the company's business segments for the third quarter and first nine months of 2001, compared with the same periods last year.

                                                     Three Months Ended                   Nine Months Ended
                                                       September 30,                        September 30,
(Millions of dollars)                               2001             2000                2001            2000
                                                  -------         --------            --------         --------

Sales
  Exploration and production                      $ 601.5         $  750.9            $2,008.5         $2,061.0
  Chemicals - Pigment                               234.4            296.2               727.6            773.4
  Chemicals - Other                                  47.5             58.9               144.2            168.8
                                                  -------         --------            --------         --------
                                                    883.4          1,106.0             2,880.3          3,003.2
  All other                                            .1               .1                  .2               .3
                                                  -------         --------            --------         --------
      Total Sales                                 $ 883.5         $1,106.1            $2,880.5         $3,003.5
                                                  =======         ========            ========         ========

Operating Profit
  Exploration and production                      $ 169.6         $  405.6            $  891.2         $1,022.2
  Chemicals - Pigment                                 3.5             47.3                65.8             85.6
  Chemicals - Other                                   3.0              5.7               (16.5)            13.2
                                                  -------         --------            --------         --------
      Total Operating Profit                        176.1            458.6               940.5          1,121.0

Other Expense                                      (135.3)           (53.5)              (55.7)          (257.1)
                                                  -------         --------            --------         --------

Income before Income Taxes                           40.8            405.1               884.8            863.9

Taxes on Income                                     (14.5)          (140.5)             (328.5)          (304.2)
                                                  -------         --------            --------         --------
Income before Change in
  Accounting Principle                               26.3            264.6               556.3            559.7

Cumulative Effect of Change in Accounting
  Principle, Net of Income Taxes                        -                -               (20.3)               -
                                                  -------         --------            --------         --------

Net Income                                        $  26.3         $  264.6            $  536.0         $  559.7
                                                  =======         ========            ========         ========

Exploration and Production -

Operating profit for the third quarter of 2001 was $169.6 million, compared with $405.6 million for the same 2000 period. Operating profit for the first nine months of 2001 and 2000 was $891.2 million and $1,022.2 million, respectively. The decrease in operating profit for the 2001 third quarter was primarily due to the decline in crude oil and natural gas sales prices, lower crude oil sales volumes, the 2001 special charge for asset impairment, and higher depreciation and depletion expense, partially offset by higher natural gas sales volumes and lower exploration expense. The decline in operating profit for the first nine months of 2001 was primarily due to lower crude oil sales prices and volumes, the 2001 special charge for asset impairment and higher product transportation costs, partially offset by the increase in natural gas sales prices and volumes, lower depreciation and depletion expense, and higher tariff income.

Revenues were $601.5 million and $750.9 million for the three months ended September 30, 2001 and 2000, respectively, and $2,008.5 million and $2,061 million for the first nine months of 2001 and 2000, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 2001 and 2000.

                                                   Three Months Ended          Nine Months Ended
                                                      September 30,              September 30,
                                                    2001         2000           2001         2000
                                                  ------       ------         ------       ------
Crude oil and condensate sales
(thousands of bbls/day)
  Domestic
    Offshore                                        55.6         57.1           55.8         57.4
    Onshore                                         25.8         16.5           21.4         16.9
  North Sea                                         93.8        111.9          100.9        117.9
  Other International                               18.5         16.5           17.4         14.5
                                                  ------       ------         ------       ------
        Total                                      193.7        202.0          195.5        206.7
                                                  ======       ======         ======       ======

Average crude oil sales price (per barrel)
  Domestic
    Offshore                                      $22.32       $28.49         $23.39       $26.73
    Onshore                                        23.24        30.39          24.98        28.61
  North Sea                                        24.22        29.73          25.17        27.47
  Other International                              22.65        27.20          23.05        25.99
        Average                                   $23.40       $29.23         $24.45       $27.25

Natural gas sold (MMCF/day)
  Domestic
    Offshore                                         273          291            284          294
    Onshore                                          323          173            217          173
  North Sea                                           58           63             63           68
                                                  ------       ------         ------       ------
        Total                                        654          527            564          535
                                                  ======       ======         ======       ======

Average natural gas sales price (per MCF)
  Domestic
    Offshore                                       $2.97        $4.48          $4.95        $3.57
    Onshore                                         2.79         4.46           4.27         3.68
  North Sea                                         1.37         2.09           2.27         2.03
        Average                                    $2.74        $4.19          $4.39        $3.41

Chemicals - Pigment

Third-quarter 2001 operating profit was $3.5 million on revenues of $234.4 million, compared with operating profit of $47.3 million on revenues of $296.2 million for the same 2000 period. For the first nine months of 2001 and 2000, operating profit was $65.8 million and $85.6 million, respectively, on revenues of $727.6 million and $773.4 million, respectively. Operating profit for both 2001 periods decreased primarily due to lower pigment sales prices and volumes, partially offset by lower production costs. In addition, the decline in operating profit for the first nine months of 2001 was partially offset by the 2000 second-quarter write-off of purchased in-process research and development and transition-related expenses associated with the acquisition of two pigment plants.

Chemicals - Other

Operating profit in the 2001 third quarter was $3 million on revenues of $47.5 million, compared with operating profit of $5.7 million on revenues of $58.9 million for the 2000 period. Operating loss for the first nine months of 2001 was $16.5 million on revenues of $144.2 million, compared with operating profit of $13.2 million on revenues of $168.8 million. Impacting the first nine months of 2001 was a $25.1 million special charge for the termination of manganese metal production at the Hamilton, Miss., electrolytic facility and $.5 million relating to an employee severance program. Excluding these special charges, operating profit for the first nine months of 2001 totaled $9.1 million, compared with $13.2 million in the same 2000 period. Operating profit for the first nine months of 2001 declined primarily due to lower results from forest products operations.

Financial Condition

At September 30, 2001, the company's net working capital position was a negative $22.4 million, compared with a positive $77.4 million at September 30, 2000, and a negative $34.2 million at December 31, 2000. The current ratio was 1.0 to 1 at September 30, 2001, compared with 1.1 to 1 at September 30, 2000, and 1.0 to 1 at December 31, 2000. The negative working capital at September 30, 2001, is not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has significant unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and to lower borrowing costs.

The company's percentage of net debt (debt less cash) to capitalization was 54% at September 30, 2001, compared with 50% at September 30, 2000, and 46% at December 31, 2000. The company had unused lines of credit and revolving credit facilities of $1,254.3 million at September 30, 2001. Of this amount, $820 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC, and $337 million can be used to support euro commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS.

On August 1, 2001, the company and Kerr-McGee Credit LLC, a wholly owned subsidiary, entered into a 364-day revolving credit facility with Chase Manhattan Bank to provide borrowings up to $900 million at variable rates. A total of $900 million was outstanding on September 30, 2001, of which $833 million was used to fund the cash portion of the HS Resources acquisition. On October 17, 2001, the outstanding balance of the revolver was paid and the facility was terminated.

On October 3, 2001, the company issued three series of notes as follows: $325 million of 5-7/8% notes due September 15, 2006; $675 million of 6-7/8% notes due September 15, 2011, and $500 million of 7-7/8% notes due September 15, 2031. The proceeds received by the company were used to repay borrowings incurred to fund the HS Resources acquisition and various other short-term borrowings.

Capital expenditures for the first nine months of 2001, excluding dry hole costs and acquisitions, totaled $1,349.2 million, compared with $387.6 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 91% of the 2001 total. Chemical - pigment expenditures were 8% of the 2001 total. Chemical - other and corporate incurred the remaining 1% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

                           Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs, expectations, or that otherwise speak to future events, are forward-looking statements within the meaning of the Securities Litigation Reform Act. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions, and other factors and risks discussed in the company's SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings -

        For a discussion of contingencies, reference is made to Management's Discussion and Analysis, Item 7, of Form 10-K for the year ended December 31, 2000, and Contingencies Footnote L., to the Consolidated Financial Statements of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits -

             Exhibit No.
             -----------

                 4.1 Indenture dated as of August 1, 2001, between the company and Citibank, N.A., as trustee, related to the company's 5-7/8% Notes due September 15, 2006, 6-7/8% Notes due September 15, 2011, and 7-7/8% Notes due September 15, 2031, filed as Exhibit 4.1 to Form S-3, effective August 31, 2001, Registration No. 333-68136, and incorporated herein by reference.

        (b)  Reports on Form 8-K -

             On August 1, 2001, the company filed a report on Form 8-K announcing it had completed the merger with HS Resources and that the company had guaranteed the publicly held debt securities of HS Resources and Kerr-McGee Operating Corporation.

             On August 16, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its interim third-quarter 2001 results.

             On August 29, 2001, the company filed a report on Form 8-K/A to provide financial information for the second quarter and first six months of 2001 for HS Resources and to provide the pro forma statements of the company and HS Resources combined.

             On September 20, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its interim third-quarter 2001 results.

             On September 21, 2001, the company filed a report on Form 8-K announcing its decision to provide for certain special charges in the 2001 third quarter.

             On October 2, 2001, the company filed a report on Form 8-K announcing the pricing of three series of notes and the execution of an underwriting agreement and indenture.

             On October 3, 2001, the company filed a report on Form 8-K/A announcing the pricing of three series of notes and the execution of an underwriting agreement and indenture.

             On October 18, 2001, the company filed a report on Form 8-K announcing a conference call to discuss its third-quarter 2001 results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KERR-McGEE CORPORATION


  Date  November 14, 2001               By:(Deborah A. Kitchens)
        -----------------                  ------------------------------
                                            Deborah A. Kitchens
                                              Vice President and Controller
                                              and Chief Accounting Officer