Form 10-K405
period 2001-12-31
KERR MCGEE CORP /DE
filed 2002-03-28
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2001

                         Commission file number 1-16619

                             KERR-MCGEE CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           73-1612389
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)          Identification No.)

                KERR-MCGEE CENTER, OKLAHOMA CITY, OKLAHOMA 73125
                    (Address of principal executive offices)

        Registrant's telephone number, including area code: (405)270-1313

           Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                   WHICH REGISTERED
         ------------------------------         ------------------------

         Common Stock $1 Par Value              New York Stock Exchange
         Preferred Share Purchase Right

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.      Yes  [X]     No
                            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5.5 billion as of February 28, 2002.

The number of shares of common stock outstanding as of February 28, 2002, was 100,230,860.

                       DOCUMENTS INCORPORATED BY REFERENCE

Specified sections of the Kerr-McGee Corporation 2001 Annual Report to Stockholders, as described herein, are incorporated by reference in Parts I and II of this Form 10-K. The definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which has previously been filed with the Securities and Exchange Commission after December 31, 2001, is incorporated by reference in
Part III of this Form 10-K.


                             KERR-McGEE CORPORATION
                                     PART I

Items 1. and 2.  Business and Properties

                         GENERAL DEVELOPMENT OF BUSINESS

     Kerr-McGee Corporation, an energy and chemical company, had its beginning in 1929 with the formation of Anderson & Kerr Drilling Company. The company's predecessor was incorporated in Delaware in 1932. The company has oil and gas exploration and production as its base, but has expanded into titanium dioxide pigment manufacturing and marketing and minerals mining and marketing. Kerr-McGee owns a large inventory of natural resources that includes oil and gas reserves and mineral deposits.

     On August 1, 2001, in connection with its acquisition of HS Resources, Inc., the company completed a holding company reorganization in which Kerr-McGee Operating Corporation, which was formerly known as Kerr-McGee Corporation, changed its name and became a wholly owned subsidiary of the company. Filings and references in this Form 10-K to the company include business activity conducted by the current Kerr-McGee Corporation and the former Kerr-McGee Corporation before it reorganized as a subsidiary of the company and changed its name to Kerr-McGee Operating Corporation.

     For a discussion of recent business developments, reference is made to the Management's Discussion and Analysis section in the 2001 Annual Report to Stockholders, which discussion is incorporated by reference in Item 7, and the Exploration and Production and Chemicals discussions included in this Form 10-K.

                                INDUSTRY SEGMENTS

     For information as to business segments of the company, reference is made to Note 27 to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

                           EXPLORATION AND PRODUCTION

     Kerr-McGee Corporation owns oil and gas operations worldwide. The company acquires leases and concessions and explores for, develops, produces and markets crude oil and natural gas through its subsidiaries, Kerr-McGee Operating Corporation, Kerr-McGee Rocky Mountain Corporation and various other subsidiaries.

----------------
     Except as indicated under Items 1 through 3, 5 through 8 and 10 through 14, no other information appearing in either the company's 2001 Annual Report to Stockholders or its 2002 Proxy Statement is deemed to be filed as part of this annual report on Form 10-K.


     The areas of Kerr-McGee's offshore oil and gas exploration and/or production activities are the Gulf of Mexico, North Sea, Australia, Brazil, China, Thailand, Canada, Benin, Morocco and Gabon. Onshore exploration and/or production operations are in the United States, Indonesia, the United Kingdom, Kazakhstan, Ecuador and Yemen.

     Kerr-McGee's average daily oil production during 2001 was 197,800 barrels, a decrease of 4% from 2000. Kerr-McGee's average oil price was $22.58 per barrel for 2001, compared with $27.64 per barrel for 2000.

     During 2001, natural gas sales averaged 596 million cubic feet per day, up 12% from 2000 sales. The 2001 average natural gas price was $3.83 per thousand cubic feet, compared with $3.87 per thousand cubic feet for 2000.

     Kerr-McGee continued to add to its worldwide acreage inventory in 2001. Gross acreage at year-end 2001 was nearly 85 million acres, an increase of 47% compared with year-end 2000.


Costs  Incurred,  Results of  Operations,  Sales  Prices,  Production  Costs and
--------------------------------------------------------------------------------
Capitalized Costs
-----------------

     Reference is made to Notes 28, 29 and 30 to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which notes are incorporated by reference in Item 8. These notes contain information on the costs incurred in crude oil and natural gas activities for each of the past three years; results of operations from crude oil and natural gas activities, average sales prices per unit of crude oil and natural gas, and production costs per barrel of oil equivalent (BOE) for each of the past three years; and capitalized costs of crude oil and natural gas activities at December 31, 2001 and 2000.

Reserves
--------

     Kerr-McGee's estimated proved crude oil, condensate, natural gas liquids and natural gas reserves at December 31, 2001, and the changes in net quantities of such reserves for the three years then ended are shown in Note 31 to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

     From time to time, reports are filed with the Minerals Management Service, a bureau of the United States Department of Interior, relating to the company's reserves. The reserves reported in the Notes to Financial Statements are consistent with other filings pertaining to proved reserves. Minor differences in gas volumes occur due to different pressure bases required in the reports. However, the differences in estimates do not exceed 5% of the total estimated reserves.

Undeveloped Acreage
-------------------

     As of December 31, 2001, the company had interests in undeveloped oil and gas leases in the Gulf of Mexico, onshore United States, the United Kingdom and Danish sectors of the North Sea and onshore and offshore in other international areas as follows:
                                           Gross                      Net
Location                                  Acreage                   Acreage
--------                                ----------                ----------

United States -
  Offshore                               2,287,368                 1,282,076
  Onshore                                1,630,704                 1,099,694
                                        ----------                ----------
                                         3,918,072                 2,381,770
                                        ----------                ----------

North Sea                                1,880,656                   932,651
                                        ----------                ----------

Other international -
  Morocco                               30,245,687                28,021,741
  Australia                             12,859,130                 5,398,152
  Yemen                                  7,865,997                 3,667,777
  Gabon                                  5,587,049                 1,054,003
  Thailand                               4,861,797                 4,132,526
  Brazil                                 4,412,491                 1,548,631
  Canada                                 3,230,344                 2,501,353
  Benin                                  2,459,439                 2,459,439
  Kazakhstan                             1,474,296                 1,474,296
  China                                  1,323,000                   917,390
  Ecuador                                  383,005                   191,503
                                        ----------                ----------
                                        74,702,235                51,366,811
                                        ----------                ----------

         Total                          80,500,963                54,681,232
                                        ==========                ==========

Developed Acreage
-----------------

     At December 31, 2001, the company had interests in developed oil and gas acreage in the Gulf of Mexico, onshore United States, the United Kingdom sector of the North Sea, and onshore and offshore in other international areas as follows:
                                           Gross                      Net
Location                                  Acreage                   Acreage
--------                                 ---------                 ---------

United States -
  Offshore                                 586,015                   276,159
  Onshore                                1,494,066                   915,624
                                         ---------                 ---------
                                         2,080,081                 1,191,783
                                         ---------                 ---------

North Sea                                  518,788                   148,987
                                         ---------                 ---------

Other international -
  Indonesia                              1,319,042                   395,713
  Ecuador                                  484,326                   242,163
  China                                     70,028                    17,156
  Kazakhstan                                 1,000                     1,000
                                         ---------                 ---------
                                         1,874,396                   656,032
                                         ---------                 ---------

         Total                           4,473,265                 1,996,802
                                         =========                 =========


Net Exploratory and Development Wells
-------------------------------------

     Domestic and international exploratory and development wells that were completed as successful or dry holes during the three years ended December 31, 2001, are summarized in the following tables. However, the following 2001 exploratory net well count does not include 34.10 successful net wells (12.78 United States, 9.00 North Sea and 12.32 Other international) that were drilled in 2001 but are currently suspended. These wells along with suspended development wells are included in the total wells temporarily suspended or in the process of drilling as shown on the next page.

                                       2001         2000         1999
                                       ----         ----         ----

Exploratory Wells - Net(1)
  United States
    Productive                          2.39        1.25         1.70
    Dry holes                           4.60        2.75         2.15
                                       -----       -----         ----
                                        6.99        4.00         3.85
                                       -----       -----         ----
  North Sea
    Dry holes                           2.40        4.66          .80
                                       -----       -----         ----

  Other international
    Dry holes                           4.43        3.13          .80
                                       -----       -----         ----
      Total                            13.82       11.79         5.45
                                       =====       =====         ====



Development Wells - Net(1)
  United States
    Productive                        107.29       34.85        34.87
    Dry holes                           6.30        3.09         5.38
                                      ------       -----        -----
                                      113.59       37.94        40.25
                                      ------       -----        -----
  North Sea
    Productive                         16.08        8.44         9.31
    Dry holes                              -        1.85          .51
                                      ------       -----        -----
                                       16.08       10.29         9.82
                                      ------       -----        -----

  Other international
    Productive                          5.25        4.50         2.05
    Dry holes                            .30         .50            -
                                      ------       -----        -----
                                        5.55        5.00         2.05
                                      ------       -----        -----
      Total                           135.22       53.23        52.12
                                      ======       =====        =====

(1)Net Wells - The total of the company's fractional working interests in "gross wells" expressed as the equivalent number of full-interest wells.

Gross and Net Wells
-------------------

     The number of productive oil and gas wells in which the company had an interest at December 31, 2001, is shown in the following table. These wells include 1,992 gross or 823.56 net wells associated with improved recovery projects and 2,355 gross or 2,191.97 net wells that have multiple completions but are included as single wells.

                                  Gross              Net
Location                          Wells             Wells
--------                          -----           --------

Crude Oil
  United States                   4,034           2,652.97
  North Sea                         372              88.13
  Ecuador                            61              30.50
  Indonesia                          47              14.10
  China                              25               6.13
  Kazakhstan                         16               8.00
                                  -----           --------
                                  4,555           2,799.83
                                  -----           --------

Natural Gas
  United States                   2,702           2,048.09
  North Sea                           5                .40
                                  -----           --------
                                  2,707           2,048.49
                                  -----           --------

    Total                         7,262           4,848.32
                                  =====           ========

Wells in Process of Drilling
----------------------------

     At year-end 2001, the company had wells classified as temporarily suspended or in the process of drilling as follows:

                                  Gross              Net
                                  Wells             Wells
                                  -----             ------

     United States                 111               61.71
     North Sea                      62               36.48
     China                          24               17.09
     Indonesia                      21                6.30
     Australia                       7                2.03
     Ecuador                         6                3.00
                                   ---              ------

         Total                     231              126.61
                                   ===              ======

Crude Oil and Natural Gas Sales
-------------------------------

     The following table summarizes the sales of the company's crude oil and natural gas production for the past three years:

(Millions)                                   2001         2000          1999
                                          --------     --------      --------

Crude oil and condensate - barrels
  United States                               28.4         27.0          29.0
  North Sea                                   37.2         43.1          38.4
  Other international                          6.6          5.5           5.4
                                          --------     --------      --------
                                              72.2         75.6          72.8
                                          ========     ========      ========

Crude oil and condensate
  United States                           $  625.5     $  742.6      $  489.0
  North Sea                                  865.6      1,205.0         687.2
  Other international                        139.9        143.0          80.0
                                          --------     --------      --------
                                          $1,631.0     $2,090.6      $1,256.2
                                          ========     ========      ========

Natural gas - Mcf
  United States                              194.9        168.9         191.0
  North Sea                                   22.8         25.4          20.7
                                          --------     --------      --------
                                             217.7        194.3         211.7
                                          ========     ========      ========

Natural gas
     United States                        $  777.2     $  693.7      $  459.7
     North Sea                                56.2         58.8          43.8
                                          --------     --------      --------
                                          $  833.4     $  752.5      $  503.5
                                          ========     ========      ========


Sales of Production
-------------------

     All of the company's crude oil and natural gas is sold at market prices. Kerr-McGee has contracted with several energy marketing companies to sell substantially all of its domestic crude oil and natural gas production. International crude oil and natural gas is sold both under contract and through spot market sales in the geographic area of production.

     Kerr-McGee's single largest purchaser of natural gas is Cinergy Marketing & Trading, LP, whose purchases are guaranteed by their parent company, Cinergy Corporation. Additionally, Kerr-McGee maintains credit risk insurance on this single-customer exposure.

     Kerr-McGee's single largest purchaser of crude oil is Texon, L.P., whose payments are guaranteed by letters of credit.

Improved Recovery
-----------------

     The company continues to initiate and/or participate in improved-recovery projects where geological, engineering and economic conditions are favorable. As of December 31, 2001, the company was participating in 32 active improved-recovery projects located principally in Texas, Oklahoma, New Mexico and the United Kingdom sector of the North Sea. Most of the company's improved-recovery operations incorporate water injection.

Exploration and Development Activities
--------------------------------------

Gulf of Mexico

     Since 1947, the Gulf of Mexico has been a focal area for Kerr-McGee, and represented 33% of Kerr-McGee's oil and gas production in 2001. Kerr-McGee is one of the largest independent producers in the Gulf of Mexico and has significantly expanded its deepwater exploration, exploitation and production activities in that area.

     In 2001, Kerr-McGee was among the most active companies bidding at federal lease sales for Gulf of Mexico acreage. Through its participation in the Central and Western Gulf of Mexico lease sales, Kerr-McGee acquired an interest in 71 blocks, or 395,830 acres. Additionally, Kerr-McGee was a participant in the high bids on 16 blocks, or 92,160 acres, at the Eastern Gulf of Mexico lease sale held in December 2001.

     During 2001, Kerr-McGee leveraged a portion of its deepwater Gulf of Mexico acreage in a joint venture arrangement with Ocean Energy, Inc. (Ocean), covering 181 blocks. Kerr-McGee and Ocean expect to drill approximately 15 exploratory wells during the next three to four years on these leases, with Ocean paying a disproportionate share of drilling costs for its interest in the venture.

     Kerr-McGee participated in the drilling of 27 exploration and appraisal wells during 2001 in the deepwater Gulf of Mexico. Several new fields were discovered, including Red Hawk, Garden Banks 877; Garden Banks 244; Navajo, East Breaks 690 and Balboa, East Breaks 597. Appraisal drilling included follow-up wells to these discoveries as well as the conclusion on the appraisal work at the Gunnison and Durango fields. Red Hawk represents the first prospect in a multi-well deepwater joint venture program initiated in 2001, with two additional wells drilling at the end of 2001. The exploration program continued to be a mix of satellites near existing fields and larger prospects that would support the development of new infrastructure.

     Kerr-McGee's development activity in the deepwater Gulf of Mexico reached record levels in 2001 in terms of capital expenditures, wells drilled and construction activity. Major projects included the Nansen, Boomvang and Gunnison spar developments, additional drilling at the Neptune and Pompano fields, and production increases at the Conger and Northwestern fields. A summary of these and other major producing fields follows:

     Nansen field, East Breaks blocks 602 and 646 (50%): First production from this field was achieved in January 2002 from the first of three subsea wells. The Kerr-McGee-operated field was developed utilizing a 90-foot-diameter truss spar along with a subsea well cluster. The truss spar development concept is based on the successful application of the spar technology at the
Kerr-McGee-operated Neptune field. The capacity of the truss spar is 40,000 barrels of oil per day and 200 million cubic feet of gas per day. This field will be produced with 12 wells. Nine wells will be produced from the spar, and three additional wells from the subsea cluster. The oil and gas is being delivered to markets along the Texas gulf coast through the new BANGO and Sea Hawk gathering systems.

     Boomvang field, East Breaks blocks 642, 643 and 688 (30%): This field is being developed with another 90-foot-diameter truss spar on block 643. Two subsea clusters will produce reserves in blocks 642 and 688. The Boomvang spar will have a capacity of 40,000 barrels of oil per day and 200 million cubic feet of gas per day and will deliver products into the BANGO and Sea Hawk gathering systems. Production from Boomvang is expected to begin late in the second quarter of 2002.

     Gunnison field, Garden Banks block 668 area (50%): Garden Banks blocks 667, 668 and 669 were delineated with four wells and sidetracks during 2001. The field development was approved in October 2001 and will incorporate a 98-foot-diameter truss spar, a facility with capacity to process 40,000 barrels of oil per day and 200 million cubic feet per day, six dry-tree wells and three subsea wells. First production is expected in early 2004. The spar will be located in 3,100 feet of water.

     Conger field, Garden Banks 215 (25%): Average 2001 gross production from the Conger field was 24,500 barrels of oil per day and 91 million cubic feet of gas per day. Gas production from the Conger field began in December 2000 from one well. Two additional wells were completed in 2001, with average production increasing to 27,000 barrels of oil per day and 125 million cubic feet of gas per day. The three-well subsea development uses the highest-pressure multiwell subsea production trees installed to date in the Gulf of Mexico. It is located in approximately 1,460 feet of water.

     Northwestern field, Garden Banks 200 and 201 (25%): Average 2001 gross production from the Northwestern field was 83 million cubic feet of gas per day. Production from the Northwestern field began in November 2000. The field was developed with two subsea wells tied back to the Kerr-McGee-operated Garden Banks 65 field platform. One additional well located in Garden Banks block 201 is presently being drilled.

     Baldpate field, Garden Banks 260 area (50%): Average 2001 gross production from the Baldpate field, including the Penn State field subsea satellite wells (50%), was 48,500 barrels of oil per day and 145 million cubic feet of gas per day. The field is located in 1,690 feet of water and is producing from an articulated compliant tower.

     Neptune field, Viosca Knoll 826 area (50%): Average 2001 gross production from the Neptune field was 13,800 barrels of oil per day and 28 million cubic feet of gas per day. During 2001 three successful wells were drilled from the Neptune spar location. Two wells were placed on line at 4,000 and 3,400 barrels of oil per day. The third well was completed in early 2002 and is producing 4,200 barrels of oil per day and 4 million cubic feet of gas per day. An earlier well was recompleted in late 2001 and is expected to produce 1,500 barrels of oil per day. The Neptune field was developed utilizing the world's first production spar.

     Pompano field, Viosca Knoll 989 area (25%): Average 2001 gross production for the field was 30,600 barrels of oil per day and 51 million cubic feet of gas per day. An active drilling program in 2001 resulted in a subsalt discovery well, which is producing 8,000 barrels of oil per day and 30 million cubic feet of gas per day. Another well is presently being completed in the upper of two sands discovered by this subsalt discovery well. An offset well on Mississippi Canyon block 29 (22%) resulted in a Miocene discovery that will be on line in early 2002. Several additional subsalt wells are expected to be drilled in 2002 from the Pompano platform.

     Breton Sound 20 (100%): A successful well on block 22 had initial gross production of 5 million cubic feet of gas per day. The Breton Sound 20 field's gross production for 2001 averaged 3,100 barrels of oil per day and 8 million cubic feet of gas per day.

     Main Pass 94 (50%): A successful exploitation well (33%) in the Main Pass 94 field resulted in reserve additions of 10 billion cubic feet of gas. This well encountered 24 feet of net gas pay in the 5,400 feet sand. Production began in January 2002 at an initial rate of 15 million cubic feet of gas per day.

     Main Pass 108 (75%): Exploitation activity in the Main Pass 108 field increased gross production to 40 million cubic feet of gas per day and 2,200 barrels of oil per day. A development well (50%) is in progress on Main Pass 108.

     Matagorda Island 605/606 (45.8%): Successful drilling and completion operations concluded with a single development well at Matagorda Island 606. This dual-completion well is currently flowing 10 million cubic feet of gas per day.

     East Cameron 380 (50%): A successful single subsea exploration well encountered 36 feet of net pay in the 5,800-foot sand. Initial flow began in February 2002 after the installation of the flowline and subsea umbilical. This well will be tied back to the East Cameron 373 facility and is expected to produce in excess of 10 million cubic feet of gas per day.

North Sea

     Kerr-McGee has been active in the North Sea area since 1976. As of December 31, 2001, Kerr-McGee had interests in 32 producing fields in the United Kingdom sector. In 2001, North Sea production represented 52% of the company's worldwide liquids production and 10% of its gas sales.

     A key event for the United Kingdom operations in 2001 was first production from the 100% Kerr-McGee-owned and operated Leadon field, blocks 9/14a and 9/14b. The field was developed with a floating production storage and offloading
(FPSO) vessel, with first oil achieved in November 2001.

     Another significant 2001 event in this area was the discovery and subsequent project sanction of the Tullich field, block 9/23a (100%). Tullich is being developed using a subsea tieback to the Kerr-McGee-operated Gryphon facility, with first oil expected in late 2002.

     The nonoperated Maclure field, block 9/19 (33.3%) received project sanction in 2001. Maclure will be a subsea tieback to the Kerr-McGee-operated Gryphon facility. Kerr-McGee purchased its interest in Maclure as part of the Repsol acquisition in 2000. The field's oil production will be exported by shuttle tanker from the Gryphon FPSO and gas will be piped to the Leadon facility for fuel usage and/or sold from the St. Fergus terminal. First production is anticipated by late 2002.

     The Skene field, block 9/19 (33.3%) began production in December 2001. Skene is a subsea satellite to the Beryl field and was purchased as part of the Repsol acquisition. Oil is exported via shuttle tanker from the Beryl platform, and gas is piped to shore via the SAGE pipeline.

     The company's North Sea exploration program included six wildcat wells in 2001. Discoveries were made at Tullich; Blue Sky, block 9/23a and Blue Sky 2, block 9/23a. An exploration well was drilled on the Jessie prospect, block 30/17a, and this oil accumulation requires further appraisal.

     Following is a summary of the company's five key North Sea developments, which contributed approximately 57% of the region's total net production (Kerr-McGee-operated unless stated otherwise):

     Harding field, block 9/23b (25%): Equity in this nonoperated field was acquired from Repsol at the start of 2000. Gross production rates in 2001 averaged 59,200 barrels of oil per day. The Harding field is being produced with a jack-up rig, and the oil is exported by shuttle tanker. The Harding field
provides   Kerr-McGee  with  additional   infrastructure  in  the  strategically
important Quad 9 area of the North Sea. Within the same quadrant, Kerr-McGee also has equity interests in the Gryphon, block 9/18b; Leadon; Buckland, block 9/18a; Skene; Maclure; Birse, block 9/14a; Glassel, block 9/14a; Tullich; Blue Sky and Blue Sky 2 fields.

     Ninian field, blocks 3/3 and 3/8 (44.9%): The Ninian field consists of two steel and one concrete jacket platforms producing from a combination of 81 production and injection wells. Oil is exported to the Sullom Voe Terminal. During 2001, the field produced an average of 35,200 barrels of oil per day. Ninian field receives significant tariff income from the Columba fields, Lyell and Strathspey.

     Janice field, block 30/17a (50.9%): In 2001, the Janice field produced 21,400 barrels of oil per day and more than 3 million cubic feet of gas per day. Production in 2001 was enhanced by the northwest pod well (88.7%), which came on stream in December 2001 at an initial rate of 6,000 barrels of oil per day.

     Brae  area,  blocks  16/7a,  16/7b,  16/3a  and  16/3b  (8% -  10%):  Gross
production rates in 2001 were 52,400 barrels of oil per day and 562 million cubic feet of gas per day. The Brae area is produced with three platforms and two subsea templates. Oil is exported to the Forties pipeline to Kinneil, with gas production piped to shore via the SAGE pipeline.

     Gryphon field, block 9/18b (61.5%): Gryphon was the first field in the North Sea to use a permanently moored FPSO vessel. In 2001, field production averaged 17,900 barrels of oil per day. Production in 2001 was enhanced by South Gryphon (71.1%) coming onstream in August 2001 at an initial rate of 6,000 barrels of oil per day.

U.S. Onshore

     Kerr-McGee added operations in the Rocky Mountains with the acquisition of HS Resources on August 1, 2001. The transaction added 1.3 trillion cubic feet of proved gas equivalent reserves primarily in the Wattenberg field near Denver, one of the nation's fastest-growing markets.

     The acquisition of these highly efficient operations balanced Kerr-McGee's portfolio with long-lived natural gas assets that offer low-risk exploitation opportunities. Thousands of projects, such as drilling new wells, hydraulic refracturing and well recompletions have been identified and engineered. The Rocky Mountain region's production for the last five months of 2001 increased the company's average annual production by 3,400 barrels of oil and natural gas liquids per day and 70 million cubic feet of gas per day.

     Since the acquisition on August 1, 2001, the company has undertaken a total of 243 individual development activities in the Denver-Julesburg (D-J) Basin. These consisted of 126 formation refracturings, 58 new drilled wells, 36 deepenings of existing wells to new horizons and 23 miscellaneous activities such as recompletions. As anticipated, the J Sand infill program has continued to supply low-risk and substantive development drilling and completion opportunities, while the more aggressive refracturing program continues to generate consistent results well within economic targets. Further testing of the Dakota formation in combination with the J Sand infill drilling program is supplying much of the missing geologic data for this elusive but often prolific, deeper horizon.

     In addition to its ongoing D-J Basin exploitation program, the company continued the successful integration of the Wattenberg Gathering System (WGS) into its operating activities. Kerr-McGee operates more than 3,000 wells in the D-J Basin, nearly 1,800 of which are connected to the WGS. The company- operated production represents about 70% of the total system daily throughput of approximately 245 million cubic feet of natural gas per day.

     Kerr-McGee continues to conduct production  operations in Texas,  Oklahoma,
New  Mexico  and  Louisiana.   Following  is  a  summary  of  key  U.S.  onshore
developments in these areas:

     Flores and  Jeffress  fields,  Starr and  Hidalgo  counties,  Texas  (80%):
Twenty-four wells were completed during 2001. Kerr-McGee's net production from both fields for 2001 averaged 1,950 barrels of oil per day and 32 million cubic feet of gas per day.

     Chambers County, Texas (75%): In 2001, Kerr-McGee acquired a leasehold covering 12,500 net acres and 137 square miles of 3-D seismic data. One well was drilled and completed in the Willow Slough field during 2001, and additional development is planned for 2002.

     Mocane-Laverne field, Harper and Beaver counties, Oklahoma (60%): The 2001 development program consisted of 22 wells. In March 2001, Kerr-McGee completed an exchange with Anadarko of noncore assets for assets in Mocane-Laverne field, which resulted in the company owning approximately 17,100 additional net acres in this field. Development of the new acreage began in 2001. Kerr-McGee's net production for 2001 from the field was 18 million cubic feet of gas per day.

     Indian Basin field, Eddy County, New Mexico (55%): Five producing wells were drilled and completed during 2001. Additional development is planned for 2002. Kerr-McGee's net production from the field was 24 million cubic feet of gas per day in 2001.

Other International

     In 2001, Kerr-McGee continued its exploration and production efforts in selected international areas. A summary of developments follows and includes activities in Ecuador, Kazakhstan and the Bayu-Undan project in Australia, all of which are noncore areas that the company plans to exit.

China:

     Liuhua 11-1 field, South China Sea (24.5%): Gross production for 2001 was 16,200 barrels of oil per day. One sidetrack was completed in 2001, with three more planned for 2002.

     Bohai Bay block 04/36 (81.8%): During 2001, Kerr-McGee continued to appraise the CFD 11-1 discovery made in late 1999 by drilling five successful appraisal wells. An additional discovery, the CFD 11-2, was also made during 2001. The 11-2-1 exploration well was completed in 2001 as an oil discovery and is located approximately three miles southeast of the CFD 11-1 discovery. Two successful appraisal wells to the 11-2-1 were completed in 2001.

     Bohai Bay block 05/36 (50%): During 2001, Kerr-McGee continued to appraise the CFD 12-1 discovery made in 2000 by drilling four successful appraisal wells. An additional discovery, the CFD 12-1S, was also made during 2001. The 12-1S-1 well was completed in late 2001 as an oil and gas discovery and is located approximately four miles south of the CFD 12-1 discovery. A successful appraisal well to the 12-1S-1 was completed in late 2001. Possible tiebacks to the 11-1 discovery in the 04/36 block are currently being considered.

     Bohai Bay block 09/18 (100%): This block includes more than 550,000 acres and is located south of Kerr-McGee-operated blocks 04/36 and 05/36. Block 09/18 has similar play concepts as recent discoveries on blocks 04/36 and 05/36. Seismic data has been acquired and is being processed.

Indonesia:

     Jabung block, Sumatra (30%): This 1.7 million-acre block consists of seven oil and gas fields. Five fields are currently on production. Production from the Jabung block averaged 22,000 gross barrels of oil per day in 2001.

     On February 12, 2001, the Singapore Power Authority approved a gas sales agreement with the Jabung participants to supply 900 billion cubic feet of gas for power generation beginning August 13, 2003. Several exploration wells are planned for 2002 and 400 kilometers of seismic data will be acquired to help delineate additional exploration targets in preparation for the final relinquishment scheduled for February 2003. An active development program is planned to ensure production is maintained.

Ecuador:

     Block 7: Coca-Payamino, Gacela, Lobo, Jaguar, Oso and Mono (all 50%) comprise Kerr-McGee's producing fields in this block. Production averaged approximately 14,700 gross barrels of oil per day in 2001. Three wells in the Coca-Payamino field and one well in the Oso area were drilled in 2001. All four were successful, with an initial combined rate of 8,100 gross barrels of oil per day. At year-end, production was 3,475 gross barrels of oil per day (excluding Oso #2).

     Block 21 (50%): Government approval of the development plan was received and facilities design and installation is on going. Acquisition of 3-D seismic was completed in 2001 and processing was completed in January 2002.

     OCP Pipeline (2.01%): Kerr-McGee is a member of a consortium that is building a new heavy-oil export pipeline in Ecuador. Pipeline installation is ongoing and is expected to be completed by mid-2003. This pipeline should increase Ecuador's total production capacity by approximately 450,000 barrels of oil per day, allowing for the continued expansion of activities in the Oriente Basin.

Kazakhstan:

     Arman Joint Venture (50%): The Arman field lies along the eastern coastline of the Caspian Sea approximately 300 kilometers north of Aktau. In 2001, gross production averaged 5,400 barrels of oil per day.

     Caspian Pipeline Consortium (1.75%): The Caspian Pipeline Consortium is constructing a pipeline from the Caspian Sea to the Black Sea to increase the export capacity from western Kazakhstan. The first tanker was loaded in October 2001. Final construction and implementation of the pipeline is expected in 2002.

     Mertvyi Kultuk (100%): The company-operated Mertvyi Kultuk block covers approximately 2.3 million acres and is located in the Ust-Yurt Basin along the northeastern shore of the Caspian Sea in Kazakhstan. The 2001 activities included a continued effort to farmout the block in an attempt to drill an exploration well.

Australia:

     Bayu-Undan field (11.2%): The Bayu-Undan gas-condensate field is located in the Zone of Cooperation Area of the Timor Sea between Australia and East Timor. Project sanction was received from regulatory agencies in February 2000. Procurement and fabrication of the major components continued through 2001. Bottom-hole locations for the proposed development wells were approved, and drilling is scheduled to begin in 2002.

     WA 278-P (39%): The final two commitment wells were drilled during 2001, and both were plugged and abandoned as dry holes. A retention lease application is currently being developed for the areas around the Prometheus and Rubicon gas discoveries in block WA 278-P.

     WA 295 (50%): Kerr-McGee operates this 3.5 million-acre block in the Carnarvon basin. Acquisition of 4,800 kilometers of 2-D seismic data was completed. Interpretation of the data has begun, and exploration drilling is anticipated to begin in late 2002 or early 2003, with the initial well to be located in 4,500 feet of water.

Yemen:

     Block 50 (47.5%): Kerr-McGee closed the Sana'a office after transferring operatorship to Nexen Inc. The Zamakh-1 well was drilled in August 2001 and was plugged and abandoned as a dry hole. The well was 100% funded by Nexen.

     Block 51 (43.8%): One well was drilled in 2001 and was plugged and abandoned as a dry hole. Based on the results of the well, Kerr-McGee elected not to enter Phase II of the contract.

Brazil:

     BS-1 (40%): In March 2001, an exploration well was drilled in 5,400 feet of water to a total depth of 12,215 feet encountering sub-commercial quantities of oil. The concession contract was extended for two more years, and a second well is expected to be drilled in 2002 to evaluate a separate prospect. Kerr-McGee is operator of this 2.2 million-acre block.

     BM-S-3 (30%): This deepwater Santos Basin block covers 1.6 million acres. Additional seismic is planned for 2002, which may lead to a 2003 drilling campaign.

     BM-ES-9 (30%): This offshore block was acquired in 2001 and extends over 550,000 acres in the Espirito Santo basin in water depths ranging from 4,400 to 9,600 feet. 3-D seismic will be acquired during 2002.

Gabon:

     Anton and Astrid Marin blocks (14%): Located offshore along the southern coast of Gabon, the Anton and Astrid Marin blocks total 3.1 million acres in water depths ranging from 6,000 feet to more than 10,000 feet. Activities in 2001 included drilling four exploratory wells, none of which were successful.

     Olonga Marin (25%): Kerr-McGee and partners plan to conduct seismic operations after 2002.

Morocco:

     Cap Draa Haute Mer block (25%): Kerr-McGee and partners have an exploration contract covering approximately 3 million acres along the deepwater shelf edge offshore Morocco, in water depths from 650 to 6,500 feet. A 3-D seismic program was partially acquired in 2001, and the remaining portion is expected to be acquired in 2002.

     Boujdour block (100%): In October 2001, Kerr-McGee acquired a reconnaissance permit covering approximately 27 million acres offshore Morocco from the shoreline to a water depth of more than 10,000 feet. Geological and geophysical studies are planned for 2002.

Benin:

     Block 4 (100%): Kerr-McGee owns a 100% working interest in 2.5 million acres offshore Benin. Water depth on this block ranges from 300 to 10,000 feet. Plans are under way to select a site for a well anticipated to be drilled in late 2002 or early 2003.

Nova Scotia, Canada:

     EL 2383, EL 2386, EL 2393 and EL 2396 (50%): Kerr-McGee is operator of four deepwater blocks covering approximately 1.5 million acres offshore Nova Scotia, Canada, in water depth ranging from 500 to 9,200 feet. A 3-D seismic survey across two of the blocks was interpreted in 2001.

     EL 2398, EL 2399 and EL 2404 (100%): These blocks covering more than 1.8 million acres are in water depth ranging from 350 to 10,000 feet. A regional 2-D seismic program was interpreted in 2001, and additional 2-D seismic is planned for 2002.

Thailand:

     Block W7/38, Andaman Sea (85%): Kerr-McGee was the operator of this 4.9 million-acre block. The license for this block expired on March 20, 2002, and the company no longer has an interest in Thailand.


                                    CHEMICALS

     Kerr-McGee Corporation's chemical operations consist of two segments (pigment and other) that produce and market inorganic industrial chemicals, heavy minerals and forest products through its subsidiaries Kerr-McGee Chemical LLC, KMCC Western Australia Pty. Ltd., Kerr-McGee Pigments GmbH, Kerr-McGee Pigments Limited, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee Pigments (Savannah) Inc. Many of these products are manufactured using proprietary technology developed by the company.

     Industrial chemicals include titanium dioxide, synthetic rutile, manganese dioxide and sodium chlorate. Heavy minerals produced are ilmenite, natural rutile, leucoxene and zircon. Forest products operations treat railroad crossties and other hardwood products and provide other wood-treating services.

     In January 2001, the company acquired the 20% minority interest that Bayer A.G. held in Kerr-McGee's titanium pigment facilities in Uerdingen, Germany, and Antwerp, Belgium, for $24 million. Kerr-McGee acquired its original 80% interest in the Uerdingen and Antwerp facilities from Bayer A.G. in March 1998 with an option to purchase the remaining 20%.

     On February 16, 2001, the company announced plans to cease production of manganese metal at its Hamilton, Mississippi, facility due to softening prices caused by low-priced imports. The company took an after-tax special charge of $16 million for plant and equipment write-offs and other closing costs, including severance.

     The company announced on May 14, 2001, the formation of a 50/50 joint venture with Hydro-Quebec (Canada's largest electric company) to optimize and market a solid-state lithium-metal- polymer power cell. The joint venture, Avestor Limited Partnership, will commercialize a next-generation power cell capable of serving the telecommunications, utility peak shaving, and electric and hybrid-electric vehicle markets.

     On November 16, 2001, the company announced the closing of its titanium dioxide pigment plant in Antwerp, Belgium. The closing was part of the company's strategy to improve production efficiencies for titanium dioxide and enhance margins by rationalizing assets. As a result of the closure, the company took an after-tax special charge of $28 million, which includes dismantling and severance cost.

Titanium Dioxide Pigment
------------------------

     The company's primary chemical product is titanium dioxide pigment (TiO2), a white pigment used in a wide range of products, including paint, coatings, plastics and paper. TiO2 is used in these products for its unique ability to impart whiteness, brightness and opacity.

     Titanium dioxide pigment is produced in two crystalline forms - rutile and anatase. The rutile form has a higher refractive index than anatase titanium dioxide, providing better opacity and tinting strength. Rutile titanium dioxide products also provide a higher level of durability (resistance to weathering). In general, the rutile form of titanium dioxide is preferred for use in paint, coatings, plastics and inks. Anatase titanium dioxide is less abrasive than rutile and is preferred for use in fibers, rubber, ceramics and some paper applications.

     Titanium dioxide is produced using one of two different technologies, the chloride process and the sulfate process, both of which are used by Kerr-McGee.

     Because of market considerations, chloride-process capacity has increased at a substantially higher level than sulfate process capacity over the past 20 years. The chloride process currently makes up about 60% of total industry capacity.

     The company produces TiO2 pigment at five production facilities. Two are located in the United States, the others in Australia, Germany and the Netherlands. The chloride process accounts for approximately 73% of the company's production capacity. The following table outlines the company's production capacity by location and process.

                                  TiO2 Capacity
                              As of January 1, 2002
                                (Tonnes per Year)

      Facility                             Capacity        Process
-----------------------------              --------        --------

Hamilton, Mississippi                       188,000        Chloride
Savannah, Georgia                            91,000        Chloride
Kwinana, Western Australia(1)                95,000        Chloride
Botlek, Netherlands                          62,000        Chloride
Uerdingen, Germany                          105,000        Sulfate
Savannah, Georgia                            54,000        Sulfate
                                            -------

         Total                              595,000
                                            =======

(1)The Kwinana Facility is part of the Tiwest Joint Venture, in which the company owns a 50% interest.

     The company owns a 50% interest in a joint venture that operates an integrated TiO2 project in Western Australia (the Tiwest Joint Venture). The venture consists of a heavy-minerals mine, a mineral separation facility, a synthetic rutile facility and a titanium dioxide plant.

     Heavy minerals are mined from 21,036 acres leased by the Tiwest Joint Venture. The company's 50% interest in the properties' remaining in-place proven and probable reserves is 5.8 million tonnes of heavy minerals contained in 200 million tonnes of sand averaging 2.8% heavy minerals. The valuable heavy minerals are composed of 60.9% ilmenite, 10.7% zircon, 4.4% rutile, and 3.3% leucoxene, with the remaining 20.7% of heavy minerals presently having no value.

     Heavy-mineral concentrate from the mine is processed at a 750,000 tonne-per-year dry separation plant. Some of the recovered ilmenite is upgraded at an adjoining synthetic rutile facility, which has a capacity of 200,000 tonnes per year. Synthetic rutile is a high-grade titanium dioxide feedstock. Synthetic rutile from the Tiwest Joint Venture provides feedstock to a 95,000 tonne-per-year titanium dioxide plant located at Kwinana, Western Australia. Production of ilmenite, synthetic rutile, natural rutile and leucoxene in excess of the Tiwest Joint Venture's requirements is purchased by Kerr-McGee as part of the feedstock requirement for its TiO2 business under a long-term agreement executed in September 2000.

     Information regarding heavy-mineral reserves, production and average prices for the three years ended December 31, 2001, is presented in the following table. Mineral reserves in this table represent the estimated quantities of proven and probable ore that, under presently anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources depends on many factors, including market conditions and government regulations.

                  Heavy-Mineral Reserves, Production and Prices

(Thousands of tonnes)                    2001        2000         1999
---------------------                   -----       -----        -----

Proven and probable reserves            5,800       6,700        5,800
Production                                280         293          199
Average market price (per tonne)         $143        $145         $131


     The company also operates a synthetic rutile production facility located in Mobile, Alabama. This facility, with an annual production capacity of 200,000 tonnes per year, provides a portion of the feedstock for the company's titanium dioxide business.

     Titanium-bearing ores used for the production of TiO2 include ilmenite, natural rutile, synthetic rutile, titanium-bearing slag and leucoxene. These products are mined and processed in many parts of the world. In addition to ores purchased from the Tiwest Joint Venture, the company obtains ores for its TiO2 business from a variety of suppliers in the United States, Australia, Canada, South Africa, Norway and Ukraine. Ores are generally purchased under multi-year agreements.

     The global market in which the company's titanium dioxide business operates is highly competitive. The company actively markets its TiO2 utilizing primarily direct sales but also through a network of agents and distributors. In general, products produced in a given market region will be sold there to minimize logistical costs. However, the company actively exports products, as required, from its facilities in the United States, Europe and Australia to other market regions.

     Titanium dioxide applications are technically demanding, and the company utilizes a strong technical sales and services organization to carry out its marketing efforts. Technical sales and service laboratories are strategically located in major market areas, including the United States, Europe and the Asia-Pacific region. The company's products compete on the basis of price and product quality, as well as technical and customer service. World demand for titanium dioxide is expected to increase at an average rate of 2% to 3% for 2002, followed by a 5% increase in 2003.

Other Products
--------------

     Electrolytic Products - Plants at the company's Hamilton, Mississippi, complex include a 130,000 tonne-per-year sodium chlorate facility.

     Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. Sodium chlorate demand in the United States is expected to increase approximately 2% to 3% per year in the near term as the pulp and paper industry continues conversion to the chlorine dioxide process. The company's share of the U.S. market is about 8%.

     The company operates facilities at Henderson, Nevada, producing electrolytic manganese dioxide and boron trichloride. Annual production capacity is 26,500 tonnes for manganese dioxide and 340,000 kilograms for boron trichloride. Boron trichloride is used in the production of pharmaceuticals and in the manufacture of semiconductors.

     Manganese dioxide is a major component of alkaline batteries. The company's share of the North American manganese dioxide market is approximately one-third. North American demand for manganese dioxide is expected to resume growth of about 5% to 8% per year for the next five years. Increased demand is being driven by the need for alkaline batteries for portable electronic devices.

     Forest Products - The principal product of the forest products business is treated railroad crossties. Other products include railroad crossing materials, bridge timbers and utility poles. The company's six wood-treating plants are located along major railways in Madison, Illinois; Indianapolis, Indiana; Columbus, Mississippi; Springfield, Missouri; The Dalles, Oregon; and Texarkana, Texas. In 2001, due to the loss of its only major customer at the Indianapolis, Indiana, wood-treating plant, the company took an after-tax special charge of $2 million for plant and equipment write-offs. Plant operations will be suspended until the outcome of a viability assessment is completed.

     The company's share of the U.S. railroad crosstie market is 34%. U.S. crosstie demand is expected to remain relatively flat at about 12 million to 14 million ties per year.

     The company is considering various options for divestiture of these noncore electrolytic and forest products operations.

                                      OTHER

Research and Development
------------------------

     The company's Technical Center in Oklahoma City performs research and development in support of existing businesses and for the development of new and improved products and processes. The primary focus of the company's research and development efforts is on the titanium dioxide business. A separate dedicated group at the Technical Center performs research and development in support of the company's electrolytic businesses.

Employees
---------

     On December 31, 2001, the company had 4,638 employees. Approximately 820, or 18% of these employees, were represented by chemical industry collective bargaining agreements in the United States and Europe.

Competitive Conditions
----------------------

     In the petroleum industry, competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum reserves, producing crude oil and natural gas efficiently, transporting the produced crude oil and natural gas, and developing successful marketing strategies.

     The titanium dioxide pigment business is highly competitive. The number of competitors in the industry has declined due to recent consolidations, and this trend is expected to continue. Significant consolidation among the consumers of titanium dioxide has also taken place over the past five years and is expected to continue. Worldwide, Kerr-McGee is one of only five producers that own proprietary chloride process technology to produce titanium dioxide pigment. Cost efficiency and product quality as well as technical and customer service are key competitive factors in the titanium dioxide business.

     It is not possible to predict the effect of future competition on Kerr-McGee's operating and financial results.

                GOVERNMENT REGULATIONS AND ENVIRONMENTAL RESERVES

General
-------

     The company is subject to extensive regulation by federal, state, local and foreign governments. The production and sale of crude oil and natural gas in the United States are subject to regulation by federal and state authorities, particularly with respect to allowable rates of production, offshore exploration and production, and environmental matters. Stringent environmental-protection laws and regulations apply to almost all of the company's operations. In addition, special taxes apply to the oil and gas industry.

Environmental Matters
---------------------

     Federal, state and local laws and regulations relating to environmental protection affect almost all company operations. During 2001, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $78 million. Additional expenditures totaling $142 million were charged to environmental reserves. While it is extremely difficult to estimate the total direct and indirect costs to the company of government environmental regulations, it is presently estimated that the direct capital and operating expenditures and expenditures charged to reserves will be approximately $180 million in 2002 and $170 million in 2003. Some expenditures to reduce the occurrence of releases to the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue. Operation of pollution-control equipment installed for these purposes usually entails additional expense.

     Environmental laws and regulations obligate the company to clean up various sites at which petroleum, chemicals, low-level radioactive substances or other regulated materials have been disposed of or released. Some of these sites have been designated Superfund sites on the National Priority List by the EPA pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980.

     The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental matters because:

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

     The company believes that currently it has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including any liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

     Also see "Item 3. Legal Proceedings," which follows.

Item 3.   Legal Proceedings

A. The company and its wholly owned subsidiary Kerr-McGee Chemical LLC have been named in 22 lawsuits in three states in connection with present and former forest products operations. The lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process. Some of the lawsuits are filed on behalf of specifically named individual plaintiffs, while others purport to be filed on behalf of classes of allegedly similarly situated plaintiffs. Lead lawyers for the plaintiffs claim that in the aggregate about 10,000 persons are involved or otherwise represented as plaintiffs in these cases.

     There are seven cases pending in Mississippi. Two cases are pending in the United States District Court for the Northern District: Andrews v. Kerr-McGee (filed September 8, 1999) and Conner v Kerr-McGee (filed March 7, 2001). Three cases are pending in the Circuit Court of Lowndes County: Spirit of Prayer v. Kerr-McGee (filed March 16, 2000), Burgin v. Kerr-McGee (filed March 6, 2001) and Maranatha Faith Center v. Kerr-McGee (filed February 18, 2000). Two cases are pending in Circuit Court of Hinds County: Jamison v. Kerr-McGee (filed February 18, 2000) and Cockrell v. Kerr-McGee (filed March 6, 2001).

     There are seven cases pending in Louisiana. One case is pending in the United States District Court for the Western District: Shirlean Taylor, et al.
v. Kerr-McGee (filed June 15, 2000). Five cases are pending in the United States District Court for the Western District, subject to remand to 26th District Court of Bossier Parish and all were filed on October 25, 2001: Brenda Sue
Adams, et al. v. Kerr-McGee, J.C. Adams, et al. v. Kerr-McGee, Linda Paul Anderson, et al. v. Kerr-McGee, Shirley Marie Austin, et al. v. Kerr-McGee and Ronald Donald Bailey, et al. v. Kerr-McGee. One case is pending in the 26th District Court of Bossier Parish: T. J. Allen, et al. v. Kerr-McGee, (filed October 25, 2001).

     There are eight cases pending in the Court of Common Pleas, Luzerne County, Pennsylvania. Five cases were filed on October 23, 2001: Mary Beth Marriggi, et al. v. Kerr-McGee, Delores Kuzbasko, et al. v. Kerr-McGee, Barbara Fromet, et al. v. Kerr-McGee, Ann Culp, et al. v. Kerr McGee and Robert Battista, et al. v. Kerr-McGee. Three cases were filed on November 15, 2001: Stacey Berkoski, et al.
v. Kerr-McGee,  Kenneth Battista, et al. v. Kerr-McGee and James Butcher, et al.
v. Kerr-McGee.

     The company has denied the allegations and is vigorously defending the cases. In light of the inherent uncertainties associated with court proceedings, however, there is no assurance that the company will not incur liability with respect to these matters. Although the liability that may result from the cases cannot be reasonably estimated, the lawsuits are not expected to have a material adverse effect on the company.

B. In December, 2001, Kerr-McGee North Sea (U.K.) Limited received notice of violation of the Prevention of Oil Pollution Act 1971 and of the Merchant Shipping (Oil Pollution Preparedness, Response and Cooperation Convention) Regulations 1998 from the authorities in Scotland. This matter is currently pending in the Sheriff Court, Aberdeen, Scotland, and concerns a subsea pipeline leak associated with the company's North Sea Hutton facility. As currently filed, the minimum fine and penalty is (pound)100,000. The eventual fine and penalty are not certain, but are not expected to have a material adverse effect on the company.

     For a discussion of contingencies, reference is made to the Environmental Matters section of Management's Discussion and Analysis and Note 15 to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which are incorporated by reference in Items 7 and 8, respectively.

Item 4.   Submission of Matters to a Vote of Security Holders

     None submitted during the fourth quarter of 2001.


                      Executive Officers of the Registrant

     The following is a list of executive officers, their ages, and their positions and offices as of March 25, 2002:

       Name                  Age                    Office
----------------------       ---      -------------------------------------------------------------------------------------

Luke R. Corbett               55      Chief  Executive  Officer  since 1997.  Chairman of the Board since May 1999 and from
                                      1997 to February 1999. President and Chief Operating Officer from 1995 until 1997.

Kenneth W. Crouch             58      Senior Vice President since 1996.  Senior Vice President,  Worldwide  Exploration and
                                      Production Operations since 1998. Senior Vice President, Exploration, Kerr-McGee Oil
                                      & Gas Corporation from 1996 to 1998.

Gregory F. Pilcher            42      Senior Vice  President,  General  Counsel and  Corporate  Secretary  since July 2000.
                                      Vice  President,  General Counsel and Corporate  Secretary from 1999 to 2000.  Deputy
                                      General  Counsel for  Business  Transactions  from 1998 to 1999.  Associate/Assistant
                                      General Counsel for Litigation and Civil Proceedings from 1996 to 1998.

Carol A. Schumacher           45      Senior Vice President for Corporate  Affairs since  February  2002.  Prior to joining the  company  in 2002,  served as Vice  President  of Public  Relations  for The Home
                                      Depot,  Executive  Vice  President and General  Manager for Atlanta office of Edelman
                                      Public  Relations  Worldwide and Executive Vice President of Cohn & Wolfe, a division of Young & Rubicam, Inc.

Robert M. Wohleber            51      Senior Vice  President and Chief  Financial  Officer since  December  1999.  Prior to joining the company in 1999,  served as Executive Vice President and Chief  Financial
                                      Officer  of  Freeport-McMoRan  Exploration  Company,  President  and Chief  Executive
                                      Officer of  Freeport-McMoRan  Sulfur and Senior Vice  President  of  Freeport-McMoRan
                                      Gold and Copper Corporation.

W. Peter Woodward             53      Senior Vice  President  since 1997.  Senior Vice  President for  Kerr-McGee  Chemical
                                      since 1997.

Theodore Bennett              49      Vice President of Human Resources  since March 2002.  Prior to joining the company in
                                      2002,  served as Managing Partner,  Bennett and Associates,  Senior Vice President of
                                      Human  Resources,  Comerica,  Inc., and Vice  President of External  Affairs and Vice
                                      President of Human Resources at The Coca-Cola Bottling Company of New York, Inc.

George D. Christiansen        57      Vice  President,  Safety and  Environ-mental  Affairs  since  1998.  Vice  President,
                                      Environmental Assessment and Remediation from 1996 to 1998.

John M. Rauh                  52      Vice  President  since 1987.  Controller  since January 2002.  Treasurer from 1996 to
                                      2002.

John F. Reichenberger         49      Vice  President,  Deputy  General  Counsel and Assistant  Secretary  since July 2000.
                                      Assistant  Secretary and Deputy  General  Counsel from 1999 to 2000.  Deputy  General
                                      Counsel from 1998 to 1999.  Associate General Counsel from 1996 to 1999.

Jean B. Wallace               48      Vice President, General Administration since 1996.


     There is no family relationship between any of the executive officers.

                           FORWARD-LOOKING INFORMATION

     Statements in this Form 10-K regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions, and other factors and risks discussed in the company's SEC filings. Actual results and developments may differ materially from those expressed or implied in this Form 10-K.

                                     PART II

Item 5.   Market  for  the  Registrant's  Common  Equity and Related Stockholder
          Matters

     Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 33 to the Consolidated Financial Statements in the 2001 Annual Report to Stockholders, which note is incorporated by reference in Item 8.

     Quarterly dividends declared totaled $1.80 per share for the years 2001, 2000 and 1999. Cash dividends have been paid continuously since 1941 and totaled $173 million in 2001, $166 million in 2000 and $138 million in 1999.

Item 6.   Selected Financial Data

     Information regarding selected financial data required in this item is presented in the schedule captioned "Eight-Year Financial Summary" in the 2001 Annual Report to Stockholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     "Management's Discussion and Analysis" in the 2001 Annual Report to Stockholders is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

     For information required under this section, reference is made to the "Market Risks" section of Management's Discussion and Analysis in the 2001 Annual Report to Stockholders, which discussion is incorporated by reference above.

Item 8.   Financial Statements and Supplementary Data

     The following financial statements and supplementary data included in the 2001 Annual Report to Stockholders are incorporated herein by reference:

          Report of Independent Public Accountants
          Consolidated Statement of Income
          Consolidated Statement of Comprehensive Income
            and Stockholders' Equity
          Consolidated Balance Sheet
          Consolidated Statement of Cash Flows
          Notes to Financial Statements

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

     On March 12, 2002, the Board of Directors of the company decided to no longer engage Arthur Andersen LLP ("Arthur Andersen" or "AA") as the company's independent public accountants and engaged Ernst & Young LLP ("E & Y") to serve as the company's independent public accountants for the year 2002, in accordance with the recommendation of the Board's Audit Committee. The determination to change independent public accountants followed the company's decision to seek proposals from independent public accountants to audit the company's financial statements for the year ending December 31, 2002. The appointment of E & Y is subject to stockholder ratification at the 2002 Annual Meeting of Stockholders to be held on May 14, 2002.

     Arthur Andersen's audit reports on the company's consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the company's two fiscal years ended December 31, 2001 and 2000, and through the date hereof, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with the audit reports on the company's consolidated financial statements for such years, and there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K.

     In the years ended December 31, 2001 and 2000, and through the subsequent interim period preceding the decision to change independent public accountants, the company did not consult E & Y with respect to the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304
(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

(a)      Identification of directors -

            For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2002 made in connection with its Annual Stockholders' Meeting to be held on May 14, 2002.

(b)      Identification of executive officers -

            The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 25 and 26 of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)      Compliance with Section 16(a) of the 1934 Act -

            For information required under this section, reference is made to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the company's proxy statement for 2002 made in connection with its Annual Stockholders' Meeting to be held on May 14, 2002.

Item 11.  Executive Compensation

     For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 2002 made in connection with its Annual Stockholders' Meeting to be held on May 14, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     For information required under this section, reference is made to the "Security Ownership" portion of the "Director Information" section of the company's proxy statement for 2002 made in connection with its Annual Stockholders' Meeting to be held on May 14, 2002.

Item 13.  Certain Relationships and Related Transactions

     For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2002 made in connection with its Annual Stockholders' Meeting to be held on May 14, 2002.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    Financial Statements -

          The following consolidated financial statements of Kerr-McGee Corporation and its subsidiary companies, included in the company's 2001 Annual Report to Stockholders, are incorporated by reference in
          Item 8:

            Report of Independent Public Accountants

            Consolidated Statement of Income for the Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statement of Comprehensive Income and Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

            Consolidated Balance Sheet at December 31, 2001 and 2000

            Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

            Notes to Financial Statements

(a) 2.    Financial Statement Schedules -

            Report of Independent Public Accountants on Financial Statement Schedule

            Schedule II - Valuation Accounts and Reserves for the Years Ended December 31, 2001, 2000 and 1999

          Schedules I, III, IV and V are omitted as the subject matter thereof is either not present or is not present in amounts sufficient to require submission of the schedules in accordance with instructions contained in Regulation S-X.

(a) 3.    Exhibits -

          The following documents are filed under Commission file numbers 1-16619 and 1-3939 as a part of this report.

    Exhibit No.
    -----------
          3.1 Amended and restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

          3.2 Amended and restated Bylaws of Kerr-McGee Corporation, filed as Exhibit 4.2 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

          4.1 Rights Agreement dated as of July 26, 2001, by and between the company and UMB Bank, N. A., filed as Exhibit 4.1 to the company's Registration Statement on Form 8-A filed on July 27, 2001, and incorporated herein by reference.

          4.2 First Amendment to Rights Agreement, dated as of July 30, 2001, by and between the company and UMB Bank, N.A., filed as
                 Exhibit 4.1 to the company's Registration Statement on Form 8-A/A filed on August 1, 2001, and incorporated herein by reference.

          4.3 Indenture dated as of November 1, 1981, between the company and United States Trust Company of New York, as trustee, relating to the company's 7% Debentures due November 1, 2011, filed as Exhibit 4 to Form S-16, effective November 16, 1981, Registration No. 2-772987, and incorporated herein by reference.

          4.4 Indenture dated as of August 1, 1982, filed as Exhibit 4 to Form S-3, effective August 27, 1982, Registration Statement No. 2-78952, and incorporated herein by reference, and the first supplement thereto dated May 7, 1996, between the company and Citibank, N.A., as trustee, relating to the company's 6.625% notes due October 15, 2007, and 7.125% debentures due October 15, 2027, filed as Exhibit 4.1 to the Current Report on Form 8-K filed July 27, 1999, and incorporated herein by reference.

          4.5 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Note Agreement dated as of November 29, 1989, among the Kerr-McGee Corporation Employee Stock Ownership Plan Trust (the Trust) and several lenders, providing for a loan guaranteed by the company of $125 million to the Trust; the Revolving Credit Agreement dated as of August 1, 2001, between Kerr-McGee China Petroleum Ltd., as borrower, and Kerr-McGee Corporation, as guarantor, and several banks providing for revolving credit of up to $100 million through March 3, 2003; the 364-day $20 million Credit Agreement dated as of October 4, 2001, between Kerr-McGee Canada Ltd., as borrower, and Kerr-McGee Corporation, as guarantor, and the Royal Bank of Canada; the $100 million, 8% Note Agreement entered into by Oryx Energy Company (Oryx) dated as of October 20, 1995, and due October 15, 2003; the $150 million, 8.375%
                 Note Agreement entered into by Oryx dated as of July 17, 1996, and due July 15, 2004; the $150 million, 8-1/8% Note Agreement entered into by Oryx dated as of October 20, 1995, and due
                 October 15, 2005; the $11 million, 9-1/4% Series A Note Agreement entered into by Oryx and due January 2, 2002; the $2.2 million, 9-1/2% Series A Note Agreement entered into by Oryx and due February 1, 2002; the amended and restated Revolving Credit Agreement dated as of January 11, 2002, between the company or certain subsidiary borrowers and various banks providing for revolving credit up to $650 million through January 12, 2006; the $700 million Credit Agreement dated as of January 11, 2002, between the company or certain subsidiary borrowers and various banks providing for a 364-day revolving credit facility; and the $200 million variable-interest rate Note Agreement dated June 26, 2001, and due June 28, 2004. The total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

          4.6 Kerr-McGee Corporation Direct Purchase and Dividend Reinvestment Plan filed on September 9, 2001, pursuant to Rule 424(b)(2) of the Securities Act of 1933 as the Prospectus Supplement to the Prospectus dated August 31, 2001, and incorporated herein by reference.

          4.7 Second Supplement to the August 1, 1982, Indenture dated as of August 2, 1999, between the company and Citibank, N.A., as trustee, relating to the company's 5-1/2% exchangeable notes due August 2, 2004, filed as Exhibit 4.11 to the report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

          4.8 Fifth Supplement to the August 1, 1982, Indenture dated as of February 11, 2000, between the company and Citibank, N.A., as trustee, relating to the company's 5-1/4% Convertible Subordinated Debentures due February 15, 2010, filed as Exhibit
                 4.1 to Form 8-K filed February 4, 2000, and incorporated herein by reference.

          4.9 Indenture dated as of August 1, 2001, between the company and Citibank, N.A., as trustee, relating to the company's $325 million, 5-7/8% notes due September 15, 2006; $675 million, 6-7/8% notes due September 15, 2011; and $500 million 7-7/8% notes due September 15, 2031, filed as Exhibit 4.1 to Form S-3 Registration Statement No. 333-68136 Pre-effective Amendment No. 1, and incorporated herein by reference.

         10.1* Deferred Compensation Plan for Non-Employee Directors as amended and restated effective October 1, 1990, filed as
                 Exhibit 10(1) to the report filed on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference.

         10.2* Kerr-McGee Corporation Stock Deferred Compensation Plan for Non-Employee Directors as amended and restated effective August 1, 1995, filed as Exhibit 10.2 to the report filed on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

         10.3* The Long Term Incentive Plan as amended and restated effective May 9, 1995, filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

         10.4* Benefits Restoration Plan as amended and restated effective September 13, 1989, filed as Exhibit 10(6) to the report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

         10.5* Kerr-McGee Corporation Executive Deferred Compensation Plan as amended and restated effective January 1, 1996, filed as Exhibit 10.6 to the report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

         10.6*   Kerr-McGee  Corporation   Supplemental   Executive   Retirement
                 Plan as amended and restated effective February 26, 1999.

         10.7* First Supplement to the Kerr-McGee Corporation Supplemental Executive Retirement Plan as amended and restated effective February 26, 1999.

         10.8* Second Supplement to the Kerr-McGee Corporation Supplemental Executive Retirement Plan as amended and restated effective February 26, 1999.

         10.9* The Kerr-McGee Corporation Annual Incentive Compensation Plan effective January 1, 1998, filed as Exhibit 10.3 on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

         10.10* The Kerr-McGee Corporation 1998 Long Term Incentive Program effective January 1, 1998, filed as Exhibit 10.4 on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

         10.11* The Kerr-McGee Corporation 2000 Long Term Incentive Program effective May 1, 2000, filed as Exhibit 10.4 on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

         10.12*  Amended and restated  Agreement,  restated as of January
                 11,  2000,  between the company  and Luke R.  Corbett  filed as
                 Exhibit 10.10 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

         10.13* Amended and restated Agreement, restated as of January 11, 2000, between the company and Kenneth W. Crouch filed as
                 Exhibit 10.11 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

         10.14* Amended and restated Agreement, restated as of January 11, 2000, between the company and Robert M. Wohleber filed as
                 Exhibit 10.12 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

         10.15* Amended and restated Agreement, restated as of January 11, 2000, between the company and William P. Woodward filed as
                 Exhibit 10.13 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

         10.16* Amended and restated Agreement, restated as of January 11, 2000, between the company and Gregory F. Pilcher filed as
                 Exhibit 10.14 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

         10.17* Form of agreement, amended and restated as of January 11, 2000, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed as Exhibit 10.15 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

         12      Computation of ratio of earnings to fixed charges.

         13      2001 Annual Report to Stockholders.

         16 A letter from Arthur Andersen dated March 15, 2002, stating its concurrence with the statements made by the company concerning the change in independent accountants filed as Exhibit 16.1 to Form 8-K filed March 15, 2002, and incorporated herein by reference.

         21      Subsidiaries of the Registrant.

         23      Consent of Arthur Andersen LLP.

         24      Powers of Attorney.

         99      Letter  from  Registrant  to  the   Securities   and   Exchange
                 Commission relating to Arthur Andersen LLP.


*These exhibits relate to the compensation plans and arrangements of the company.

 (b)     Reports on Form 8-K -

          The following Current Reports on Form 8-K were filed by the company during the quarter ended December 31, 2001.

          * Current Report dated October 2, 2001, for purposes of reporting under Items 5 and 7.

          * Current Report dated October 3, 2001, for purposes of reporting under Items 5 and 7.

          * Current Report dated October 18, 2001, for purposes of reporting under Items 5 and 7.

          * Current Report dated November 19, 2001, for purposes of reporting under Items 5 and 7.

          * Current Report dated December 4, 2001, for purposes of reporting under Items 5 and 7.

          * Current Report dated December 18, 2001, for purposes of reporting under Items 5 and 7.


Report of Independent Public Accountants on Financial Statement Schedule
------------------------------------------------------------------------

To Kerr-McGee Corporation:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Kerr-McGee Corporation's 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 22, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation Accounts and Reserves is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 (ARTHUR ANDERSEN LLP)
                                                  ARTHUR ANDERSEN LLP



Oklahoma City, Oklahoma,
     February 22, 2002


                                                                    SCHEDULE II

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                         VALUATION ACCOUNTS AND RESERVES



                                                                        Additions
                                                                -------------------------
                                                  Balance at     Charged to    Charged to     Deductions     Balance at
                                                   Beginning     Profit and       Other          from          End of
(Millions of dollars)                               of Year         Loss        Accounts       Reserves         Year
                                                 ------------   -----------   -----------     -----------   -----------


Year Ended December 31, 2001
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable                      $  20          $  1         $   2           $  2          $  21
    Warehouse inventory obsolescence                     5             1             -              1              5
                                                     -----          ----         -----           ----          -----
           Total                                     $  25          $  2         $   2           $  3          $  26
                                                     -----          ====         =====           ====          =====

Year Ended December 31, 2000
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable                      $  17          $  2         $   2           $  1          $  20
    Warehouse inventory obsolescence                     4             2             -              1              5
                                                     -----          ----         -----           ----          -----
           Total                                     $  21          $  4         $   2           $  2          $  25
                                                     =====          ====         =====           ====          =====

Year Ended December 31, 1999
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable                      $  14          $  2         $   1           $  -          $  17
    Warehouse inventory obsolescence                     4             1             -              1              4
                                                     -----          ----         -----           ----          -----
           Total                                     $  18          $  3         $   1           $  1          $  21
                                                     =====          ====         =====           ====          =====



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KERR-McGEE CORPORATION


                                      By:      Luke R. Corbett*
                                               ------------------------------
                                               Luke R. Corbett,
                                               Chief Executive Officer




March 28, 2002                        By:      (Robert M. Wohleber)
--------------                                 ------------------------------
    Date                                       Robert M. Wohleber
                                               Senior Vice President and
                                                 Chief Financial Officer




                                      By:      (John M. Rauh)
                                               ------------------------------
                                               John M. Rauh
                                               Vice President and Controller
                                                 and Chief Accounting Officer



         *By his signature set forth below, John M. Rauh  has signed this Annual
          Report on Form 10-K as attorney-in-fact for the officer noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



                                      By:      (John M. Rauh)
                                               ------------------------------
                                                John M. Rauh


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.


                                     By:      Luke R. Corbett*
                                              ----------------------------------
                                              Luke R. Corbett, Director

                                     By:      William E. Bradford*
                                              ----------------------------------
                                              William E. Bradford, Director

                                     By:      Sylvia A. Earle*
                                              ----------------------------------
                                              Sylvia A. Earle, Director

                                     By:      David C. Genever-Watling*
                                              ----------------------------------
                                              David C. Genever-Watling, Director

March 28, 2002                       By:      Martin C. Jischke*
--------------                                ----------------------------------
    Date                                      Martin C. Jischke, Director

                                     By:      William C. Morris*
                                              ----------------------------------
                                              William C. Morris, Director

                                     By:      John J. Murphy*
                                              ----------------------------------
                                              John J. Murphy, Director

                                     By:      Leroy C. Richie*
                                              ----------------------------------
                                              Leroy C. Richie, Director

                                     By:      Matthew R. Simmons*
                                              ----------------------------------
                                              Matthew R. Simmons, Director

                                     By:      Nicholas J. Sutton*
                                              ----------------------------------
                                              Nicholas J. Sutton, Director

                                     By:      Farah M. Walters*
                                              ----------------------------------
                                              Farah M. Walters, Director

                                     By:      Ian L. White-Thomson*
                                              ----------------------------------
                                              Ian L. White-Thomson, Director


         *By  his signature set forth below, John M. Rauh has signed this Annual
          Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to the powers of attorney filed with the Securities and Exchange Commission.


                                       By:      (John M. Rauh)
                                                --------------------------------
                                                John M. Rauh