Form 10-K/A
period 2001-12-31
KERR MCGEE CORP /DE
filed 2002-04-16
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K/A

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

                                EXPLANATORY NOTE

This  Annual  Report on Form  10-K/A is being  filed as  Amendment  No. 1 to the
Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. This Form 10-K/A is filed with the Securities and Exchange Commission for the sole purpose of revising Exhibit 23, Consent of Independent Public Accountants, as a result of an ommission. Except for Exhibit 23, no other information contained in the original report on Form 10-K is included herewith.




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


                                      By:      Luke R. Corbett*
                                               ------------------------------
                                               Luke R. Corbett,
                                               Chief Executive Officer




April 15, 2002                        By:      (Robert M. Wohleber)
--------------                                 ------------------------------
    Date                                       Robert M. Wohleber
                                               Senior Vice President and
                                                 Chief Financial Officer




                                      By:      (John M. Rauh)
                                               ------------------------------
                                               John M. Rauh
                                               Vice President and Controller
                                                 and Chief Accounting Officer



         *By his signature set forth below, John M. Rauh  has signed this Annual
          Report on Form 10-K/A as attorney-in-fact for the officer noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



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

April 15, 2002                       By:      Martin C. Jischke*
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

                                     By:      Matthew R. Simmons*
                                              ----------------------------------
                                              Matthew R. Simmons, Director

                                     By:      Nicholas J. Sutton*
                                              ----------------------------------
                                              Nicholas J. Sutton, Director

                                     By:      Farah M. Walters*
                                              ----------------------------------
                                              Farah M. Walters, Director

                                     By:      Ian L. White-Thomson*
                                              ----------------------------------
                                              Ian L. White-Thomson, Director


         *By  his signature set forth below, John M. Rauh has signed this Annual
          Report on Form 10-K/A as attorney-in-fact for the directors noted above, pursuant to the powers of attorney filed with the Securities and Exchange Commission.


                                       By:      (John M. Rauh)
                                                --------------------------------
                                                John M. Rauh