Form 10-Q
period 2002-03-31
KERR MCGEE CORP /DE
filed 2002-05-14
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from       to
                                                 ------    ------

                         Commission File Number 1-16619


                             KERR-McGEE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)



                   Delaware                      73-1612389
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

                            Yes    X        No
                                  ---

Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2002: 100,261,259.



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                            March 31,
(Millions of dollars, except per-share amounts)                         2002            2001
                                                                      ------        --------

Sales                                                                 $809.4        $1,053.8
                                                                      ------        --------

Costs and Expenses
   Costs and operating expenses                                        360.4           306.4
   Selling, general and administrative expenses                         57.1            49.5
   Shipping and handling expenses                                       29.3            30.0
   Depreciation and depletion                                          205.1           163.4
   Asset impairment                                                        -            13.2
   Exploration, including dry holes and
      amortization of undeveloped leases                                31.9            49.8
   Taxes, other than income taxes                                       26.4            32.9
   Provision for environmental remediation and restoration,
      net of reimbursements                                              2.4             3.7
   Interest and debt expense                                            70.7            44.6
                                                                      ------        --------
         Total Costs and Expenses                                      783.3           693.5
                                                                      ------        --------

                                                                        26.1           360.3
Other Income (Expense)                                                 (23.8)          201.4
                                                                      ------        --------

Income before Income Taxes                                               2.3           561.7
Taxes on Income                                                         (1.4)         (208.7)
                                                                      ------        --------

Income from Continuing Operations                                         .9           353.0
Income from Discontinued Operations (net of income taxes
   of $1.3 and $1.1 in 2002 and 2001, respectively)                      4.6             2.0
Cumulative Effect of Change in Accounting Principle
   (net of benefit for income taxes of $10.8)                              -           (20.3)
                                                                      ------        --------

Net Income                                                            $  5.5        $  334.7
                                                                      ======        ========

Net Income per Common Share
   Basic -
     Continuing operations                                            $  .01        $   3.73
     Discontinued operations                                             .04             .02
     Cumulative effect of change in accounting principle                   -            (.21)
                                                                      ------        --------

              Total                                                   $  .05        $   3.54
                                                                      ======        ========
   Diluted -
     Continuing operations                                            $  .01        $   3.38
     Discontinued operations                                             .04             .02
     Cumulative effect of change in accounting principle                   -            (.19)
                                                                      ------        --------

              Total                                                   $  .05        $   3.21
                                                                      ======        ========

Dividends Declared per Common Share                                   $  .45        $    .45
                                                                      ======        ========

The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      March 31,      December 31,
(Millions of dollars)                                                      2002              2001
                                                                      ---------      ------------

ASSETS
Current Assets
   Cash                                                               $   128.3        $    91.3
   Accounts receivable                                                    546.7            477.6
   Inventories                                                            439.7            437.7
   Deposits, prepaid expenses and other assets                            116.5            351.1
                                                                      ---------        ---------
        Total Current Assets                                            1,231.2          1,357.7
                                                                      ---------        ---------

Property, Plant and Equipment                                          16,530.5         16,249.4
   Less reserves for depreciation, depletion and amortization           8,239.2          8,055.0
                                                                      ---------        ---------
                                                                        8,291.3          8,194.4
                                                                      ---------        ---------

Investments and Other Assets                                              890.1            786.2
Goodwill                                                                  355.6            355.6
Discontinued Operations Held for Sale                                     269.5            257.2
                                                                      ---------        ---------

        Total Assets                                                  $11,037.7        $10,951.1
                                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                   $   641.8        $   653.3
   Short-term borrowings                                                    8.4              8.4
   Long-term debt due within one year                                       7.5             26.4
   Other current liabilities                                              486.7            483.5
                                                                      ---------        ---------
        Total Current Liabilities                                       1,144.4          1,171.6
                                                                      ---------        ---------

Long-Term Debt                                                          4,722.9          4,539.4
                                                                      ---------        ---------

Deferred Income Taxes                                                   1,249.5          1,272.7
Other Deferred Credits and Reserves                                       844.5            793.3
                                                                      ---------        ---------
                                                                        2,094.0          2,066.0
                                                                      ---------        ---------
Stockholders' Equity
   Common stock, par value $1 - 300,000,000 shares
      authorized, 100,269,442 shares issued at 3-31-02
      and 100,186,350 shares issued at 12-31-01                           100.3            100.2
   Capital in excess of par value                                       1,681.0          1,676.6
   Preferred stock purchase rights                                          1.0              1.0
   Retained earnings                                                    1,503.1          1,542.6
   Accumulated other comprehensive loss                                  (129.5)           (64.2)
   Common shares in treasury, at cost - 8,183 shares
      at 3-31-02 and 1,020 at 12-31-01                                      (.5)             (.1)
   Deferred compensation                                                  (79.0)           (82.0)
                                                                      ---------        ---------
        Total Stockholders' Equity                                      3,076.4          3,174.1
                                                                      ---------        ---------

        Total Liabilities and Stockholders' Equity                    $11,037.7        $10,951.1
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


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
(Millions of dollars)                                                     2002           2001
                                                                      ---------       --------

Operating Activities
--------------------
Net income                                                            $     5.5         $ 334.7
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                              221.9           177.8
    Asset impairment                                                          -            13.2
    Dry hole costs                                                          2.7            20.3
    Deferred income taxes                                                 (27.8)           47.0
    Provision for environmental remediation and
      restoration, net of reimbursement                                     2.4             3.7
    Loss (gain) on sale and retirement of assets                            2.4            (1.1)
    Noncash items affecting net income                                     31.6          (162.1)
    Other net cash provided by operating activities                        34.8           109.5
                                                                      ---------         -------
      Net Cash Provided by Operating Activities                           273.5           543.0
                                                                      ---------         -------

Investing Activities
--------------------
Capital expenditures                                                     (344.2)         (371.8)
Dry hole expense                                                           (2.7)          (20.3)
Acquisitions                                                                  -           (23.8)
Other investing activities                                                 (8.5)           (5.7)
                                                                      ---------         -------
      Net Cash Used in Investing Activities                              (355.4)         (421.6)
                                                                      ---------         -------

Financing Activities
--------------------
Issuance of long-term debt                                              1,209.3            81.0
Repayment of long-term debt                                            (1,047.9)          (80.2)
Increase in short-term borrowings                                             -             1.8
Issuance of common stock                                                    1.6            11.1
Dividends paid                                                            (45.1)          (42.5)
                                                                      ---------         -------
      Net Cash Provided by (Used in) Financing Activities                 117.9           (28.8)
                                                                      ---------         -------

Effects of Exchange Rate Changes on Cash and Cash Equivalents               1.0             (.7)
                                                                      ---------         -------

Net Increase in Cash and Cash Equivalents                                  37.0            91.9

Cash and Cash Equivalents at Beginning of Period                           91.3           144.0
                                                                      ---------         -------

Cash and Cash Equivalents at End of Period                            $   128.3         $ 235.9
                                                                      =========         =======

The accompanying notes are an integral part of this statement.




                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


A. The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

        On August 1, 2001, the company completed the acquisition of all the outstanding shares of common stock of HS Resources, Inc., an independent oil and gas exploration and production company. To accomplish the acquisition, the company organized and formed a new holding company, Kerr-McGee Holdco, which later changed its name to Kerr-McGee Corporation. All the outstanding shares of the former Kerr-McGee Corporation were cancelled, and the same number of shares was issued by the new holding company. The former Kerr-McGee Corporation was renamed Kerr-McGee Operating Corporation and is now a wholly owned subsidiary of the holding company, along with Kerr-McGee Rocky Mountain Corporation (formerly HS Resources).

B. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The statement as amended requires recording all derivative instruments as assets or liabilities, measured at fair value. Kerr-McGee adopted this standard on January 1, 2001, by recording the fair value of all the foreign currency forward purchase and sales contracts, and by separating and recording the fair value of the options associated with the company's debt exchangeable for stock of Devon Energy Corporation (Devon) presently owned by the company. In adopting the standard, the company recognized a net expense of $20.3 million in the 2001 first quarter as a cumulative effect of the accounting change. Also, in accordance with FAS 133, the company chose to reclassify 85% of the Devon shares owned to "trading" from the "available for sale" category of investments. On January 1, 2001, the company recognized after-tax income totaling $117.9 million for the unrealized appreciation on the Devon shares reclassified to trading. The portion of the stock investment now classified as "trading" is marked-to-market through income each month.

        In March 2002, the company hedged a portion of its production for the period April through December 2002 to increase the predictability of its cash flows and support additional capital projects. The hedges cover approximately 44% of the expected remaining 2002 oil production and approximately 38% of expected remaining 2002 domestic gas production. These positions have been designated and qualify as cash flow hedges of a portion of 2002 production.

        The production hedging transactions are in the form of fixed price swaps. The hedges cover 30,000 barrels of oil per day of domestic oil production at an average price of $24.09 per barrel and 60,000 barrels of oil per day of North Sea oil production at an average price of $23.17 per barrel. The company also entered into price swaps covering 250,000 MMBtu per day of domestic natural gas production at an average price of $3.10 per MMBtu. The price swaps will be settled using the closing prices on the New York Mercantile Exchange (NYMEX) for domestic light sweet crude and natural gas, and the International Petroleum Exchange
        (IPE) for Brent crude.

        The following table sets forth the company's outstanding oil and natural gas hedge contracts executed in 2002 and their fair value at March 31, 2002.

                                                                                        Domestic Natural Gas
                            North Sea Oil Hedging          Domestic Oil Hedging                Hedging
       (Millions of     --------------------------     -------------------------     -------------------------
        dollars)          Notional       Liability      Notional       Liability      Notional       Liability
                          Volumes          Fair          Volumes          Fair         Volumes          Fair
      2002                 (Bbls)          Value         (Bbls)          Value         (MMBtu)         Value
      -------------     ----------       ---------     ---------       ---------     ----------      ---------
      April              1,800,000          $ (5.0)      900,000          $ (2.0)     7,500,000        $ (2.8)
      May                1,860,000            (5.1)      930,000            (2.1)     7,750,000          (1.4)
      June               1,800,000            (4.3)      900,000            (2.1)     7,500,000          (1.6)
      July               1,860,000            (4.0)      930,000            (2.1)     7,750,000          (1.9)
      August             1,860,000            (3.7)      930,000            (1.9)     7,750,000          (2.2)
      September          1,800,000            (3.2)      900,000            (1.6)     7,500,000          (2.2)
      October            1,860,000            (3.0)      930,000            (1.5)     7,750,000          (2.3)
      November           1,800,000            (2.6)      900,000            (1.2)     7,500,000          (4.1)
      December           1,860,000            (2.4)      930,000            (1.1)     7,750,000          (6.0)
                        ----------        --------     ---------       ---------     ----------      --------

      Total             16,500,000          $(33.3)    8,250,000          $(15.6)    68,750,000        $(24.5)
                        ==========        ========     =========       =========     ==========      ========

        The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive loss. The amounts in accumulated other comprehensive loss, $73.3 million loss at March 31, 2002, will be recognized in earnings when the contracts are settled under the terms of the swap agreements. The company expects to reclassify all of the existing net losses at March 31, 2002, into earnings during the next 12 months, assuming no further changes in fair market value of the contracts. A total of $.1 million loss was recognized in the 2002 first quarter related to hedge ineffectiveness.

        From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive loss. The $13.4 million loss in accumulated other comprehensive loss at March 31, 2002, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). In the first quarter of 2002, the company reclassified $2 million of losses on forward contracts from accumulated other comprehensive loss to operating expenses in the income statement. Of the existing net losses at March 31, 2002, approximately $6.9 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the first quarter, and since forward exchange rates are used to measure the derivative values and the forward contracts have not been closed early, no ineffectiveness was recognized.

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

        As discussed in the company's 2001 Form 10-K, the company is also party to other commodity contracts that have not been accounted for as hedges and are recorded at their fair market value on the balance sheet and marked-to-market through income each month. The net fair market value of these commodity-related derivatives was $10.2 million asset at March 31, 2002. The net loss associated with these derivatives totaled $24.9 million in the first quarter of 2002.

        In connection with the issuance of $350 million of 5.375% notes due April 15, 2005, the company entered into an interest rate swap agreement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus 87.5 basis points.

C. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. The company adopted FAS 141 for its acquisition of HS Resources. The company adopted FAS 142 on January 1, 2002, for all goodwill and other intangible assets. This statement changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization method to an impairment approach. The nonamortization provisions of this standard were immediately applicable for any goodwill acquired after June 30, 2001. The company is required to complete the first step of the transitional impairment test for goodwill within six months of adoption of FAS 142 and to complete the final step of the transitional impairment test by the end of the calendar year. The company anticipates the results of this assessment will not have a material effect on its financial position, results of operations or cash flows.

        The acquired intangible assets and goodwill of the company as of March 31, 2002, were as follows:

                                                           Gross
                                                         Carrying    Accumulated
        (Millions of dollars)                              Amount   Amortization
                                                         --------   ------------

        Amortized intangible assets:
          Proprietary seismic library (10-year life)       $  2.0          $ .1
          Customer list (5-year life)                         1.0             -
          Patents (life of patent)                             .1             -
                                                           ------          ----
               Total                                       $  3.1          $ .1
                                                           ======          ====

                                                         Carrying
                                                           Amount
                                                         --------
        Unamortized intangible assets:
          Intellectual properties associated
               with pigment manufacturing processes         $52.1

          Goodwill                                         $355.6

        Amortization of purchased intangibles for each of the next five years is estimated to be $.4 million.

        There was no change in the carrying value of goodwill during the quarter ended in March 31, 2002. Of the goodwill recorded on the balance sheet of the company at March 31, 2002, $348 million relates to the exploration and production segment, and $7.6 million relates to the chemical pigment segment.

        The following table presents net income for each period exclusive of amortization expense recognized in such periods related to intangibles and goodwill, which are no longer amortized.



                                                      Three Months Ended
                                                          March 31,
        (In millions, except per-share amounts)        2002         2001
                                                       ----       ------

        Reported net income                            $5.5       $334.7
        Add back intangible amortization,
          net of tax                                      -           .6
                                                       ----       ------
        Adjusted net income                            $5.5       $335.3
                                                       ====       ======

        Diluted earnings per share for the first quarter of 2001 would have been one cent per share higher or $3.22 if the new standard had been applied in 2001.

D. In August 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the portion of the Accounting Principles Board Opinion No. 30 that deals with the disposal of a business segment. The company adopted the statement on January 1, 2002.

        During the first quarter of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan and of its interest in the Bayu-Undan project in the East Timor Sea. The results of these operations have been reported separately as discontinued operations in the company's Consolidated Statement of Income for both 2002 and 2001. Additionally, the net assets of discontinued operations have been reclassified to one line on the Consolidated Balance Sheet. On May 3, 2002, the company completed the sale of its interest in the Bayu-Undan project for $132 million in cash. The sale is expected to result in an after-tax gain of approximately $20 million and will be reported in the second quarter of 2002. The net proceeds to be received by the company will be used to reduce outstanding debt.

        Revenues applicable to the discontinued operations totaled $4.3 million and $3.7 million for the three months ended March 31, 2002 and 2001, respectively. Assets held for sale in the Consolidated Balance Sheet at March 31, 2002, include accounts receivable and other current assets of $9.6 million; net property, plant and equipment of $143.2 million; and investments and other assets of $116.7 million related to these discontinued operations.


E. Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                          Three Months Ended
                                                               March 31,
        (Millions of dollars)                               2002        2001
                                                         -------       -----

        Income tax payments                              $  12.2       $84.3
        Less refunds received                             (159.8)       (5.7)
                                                         -------       -----
        Net income tax payments(refunds)                 $(147.6)      $78.6
                                                         =======       =====

        Interest payments                                $  86.0       $34.3
                                                         =======       =====


F. The first-quarter 2002 comprehensive loss was $59.7 million, compared with comprehensive income of $279.2 million in the prior-year first quarter and comprehensive loss of $49.5 million for the fourth quarter of 2001.

        The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at March 31, 2002, or December 31, 2001. At March 31, 2002 and December 31, 2001, available-for-sale securities for which fair value can be determined were as follows:

                                                March 31, 2002                       December 31, 2001
                                         --------------------------         ------------------------------
                                                            Gross                                 Gross
                                                         Unrealized                            Unrealized
                                          Fair             Holding            Fair                Holding
         (Millions of dollars)           Value    Cost      Gain             Value      Cost       Loss
                                         -----    ----   ----------          -----      ----   ----------

         Equity Securities               $73.3   $31.9       $13.4(1)        $58.7     $31.9       $(1.2)(1)
         U.S. government obligations -
           Maturing within one year        2.4     2.4           -             2.9       2.9           -
           Maturing between one year       1.6     1.6           -             1.7       1.7           -
            and four years
                                                             -----
                Total                                        $13.4                                 $(1.2)
                                                             =====                                 =====

        (1) These amounts include $28 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.

G. Investments in equity affiliates totaled $100 million at March 31, 2002, and $101 million at December 31, 2001. Equity income (loss) related to the investments is included in Other Income in the Consolidated Statement of Income and totaled $(11.1) million and $1.6 million for the three months ended March 31, 2002 and 2001, respectively.

H. The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month period ended March 31, 2002 and 2001.


                                                                For the Three Months Ended March 31,
                                         ---------------------------------------------------------------------------------
                                                          2002                                        2001
                                         ------------------------------------         ------------------------------------
                                            Income                                      Income
                                             from                                        from
     (In millions, except                 Continuing                Per-Share         Continuing                 Per-Share
     per-share amounts)                   Operations     Shares       Income          Operations     Shares        Income
                                          ----------     ------     ---------          ----------    ------      ---------


     Basic EPS                                   $.9      100.2          $.01             $353.0       94.7          $3.73
                                                                         ====                                        =====

     Effect of Dilutive Securities:
     5 1/4% convertible debentures                 -          -                              5.3        9.8
     7 1/2% convertible debentures                 -          -                              2.2        1.7
     Stock options                                 -         .2                                -         .3
                                                 ---      -----                           ------      -----
     Diluted EPS                                 $.9      100.4          $.01             $360.5      106.5          $3.38
                                                 ===      =====          ====             ======      =====          =====

I.      In  December  2000,   the   company   began   an   accounts   receivable
        monetization for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. The company retained servicing responsibilities and subordinated interests and will receive a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company. However, the company also believes that the risk of insurance loss is very low since its bad debt experience has historically been insignificant. The company also received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

        The  company  sold  $134.2  million  and $152.8  million of its  pigment receivables during the first three months of 2002 and 2001, respectively. The sale of the receivables resulted in pretax losses of $1.1 million and $2.6 million during the first quarter of 2002 and 2001, respectively. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold totaled $98.4 million at March 31, 2002, and $96.1 million at December 31, 2001.

J. On April 17, 2002, The United Kingdom government announced plans to make certain changes to their existing tax laws. Under one of the proposals, companies will pay a supplementary corporate tax charge of 10% on profits from their U. K. oil and gas production. This is in addition to the current 30% corporate tax on these profits. The U. K. government is also proposing accelerating tax depreciation for capital investments in U. K. upstream activities. Finally, the U. K. Government, subject to consultation, intends to abolish North Sea royalty. It is anticipated that royalty will not be abolished until after 2002. It is estimated that the effect of the tax change in 2002 will increase the company's 2002 international provision for deferred income taxes by approximately $150 million to $160 million.

K. In connection with the acquisition of HS Resources, a holding company structure was implemented (see Note A. for a discussion of the new organization).

        On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank on parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Operating Corporation and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is now required to present condensed consolidating financial information. Since neither the new holding company nor any guarantee arrangement existed during the first quarter of 2001, comparative consolidating financial information is not presented.

        The following condensed consolidating financial information presents the balance sheet as of March 31, 2002, and the related statements of income and cash flows for the three months ended March 31, 2002, for (a)
        Kerr-McGee Corporation, the holding company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.


                     Kerr-McGee Corporation and Subsidiaries
                   Condensed Consolidating Statement of Income
                       For the Three Months March 31, 2002


                                                Kerr-McGee        Guarantor        Non-Guarantor
  (Millions of dollars)                         Corporation      Subsidiaries       Subsidiaries      Eliminations     Consolidated
                                                -----------      ------------      -------------      ------------     ------------

  Sales                                               $ (.1)            $76.5             $821.9          $(88.9)            $809.4
                                                -----------      ------------      -------------      ------------     ------------

  Costs and Expenses
    Costs and operating expenses                          -              27.7              421.9           (89.2)             360.4
    Selling, general and administrative                   -              14.0               43.1               -               57.1
      expenses
    Shipping and handling expenses                        -               3.0               26.3               -               29.3
    Depreciation and depletion                            -              32.2              172.9               -              205.1
    Exploration, including dry holes and
      amortization of undeveloped leases                  -               2.0               29.9               -               31.9
    Taxes, other than income taxes                       .1               6.0               20.3               -               26.4
    Provision for environmental remediation
      and restoration, net of reimbursements              -                 -                2.4               -                2.4
    Interest and debt expenses                         27.0              64.6               28.1           (49.0)              70.7
                                               ------------       -----------      -------------     -----------       ------------
        Total Costs and Expenses                       27.1             149.5              744.9          (138.2)             783.3

                                                      (27.2)            (73.0)              77.0            49.3               26.1
  Other Income (Loss)                                 (63.6)             90.5               15.8           (66.5)             (23.8)
                                               ------------       -----------      -------------     -----------       ------------
  Income (Loss) before Income Taxes                   (90.8)             17.5               92.8           (17.2)               2.3
  Taxes on Income                                      35.1              (6.1)             (36.5)            6.1               (1.4)
                                               ------------       -----------      -------------     -----------       ------------
  Income (Loss) from Continuing Operations            (55.7)             11.4               56.3           (11.1)                .9
  Income from Discontinued Operations,
       net of tax                                         -                 -                4.6               -                4.6
                                               ------------       -----------      -------------     -----------       ------------
  Net Income (Loss)                                  $(55.7)            $11.4              $60.9          $(11.1)             $ 5.5
                                               ============       ===========      =============     ===========       ============


                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                 March 31, 2002


                                                  Kerr-McGee        Guarantor    Non-Guarantor
  (Millions of dollars)                          Corporation     Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                              --------------    -------------    --------------     ------------     ------------

  ASSETS
  Current Assets
    Cash                                            $      -         $    2.5         $   125.8       $        -         $  128.3
    Intercompany receivables                           930.1            112.0           1,145.8         (2,187.9)               -
    Accounts receivable                                    -             41.5             505.2                -            546.7
    Inventories                                            -              7.4             432.3                -            439.7
    Deposits, prepaid expenses and other
      assets                                               -             37.3              81.0             (1.8)           116.5
                                                    --------         --------         ---------       ----------         --------
      Total Current Assets                             930.1            200.7           2,290.1         (2,189.7)         1,231.2

  Property, Plant and Equipment, net                       -          2,048.5           6,242.8                -          8,291.3
  Investments and Other Assets                          11.7            745.3             213.9            (80.8)           890.1
  Goodwill                                                 -            348.0               7.6                -            355.6
  Discontinued Operations Held for Sale                    -                -             269.5                -            269.5
  Investments in and Advances to Subsidiaries        1,253.4          4,389.8           2,220.9         (7,864.1)               -
                                                    --------         --------         ---------       ----------        ---------
         Total Assets                               $2,195.2         $7,732.3         $11,244.8       $(10,134.6)       $11,037.7
                                                    ========         ========         =========       ==========        =========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                $   45.1         $   59.5         $   537.2       $        -        $   641.8
    Short-term borrowings                                  -               .2               8.2                -              8.4
    Intercompany borrowings                                -          1,356.2             833.7         (2,189.9)               -
    Long-term debt due within one year                     -              7.5                 -                -              7.5
    Other current liabilities                           42.8           (204.2)            649.9             (1.8)           486.7
                                                    --------         --------         ---------       ----------        ---------
       Total Current Liabilities                        87.9          1,219.2           2,029.0         (2,191.7)         1,144.4

  Long-Term Debt                                     1,497.1          2,016.5           1,209.3                -          4,722.9
  Deferred Credits and Reserves                            -          1,084.3           1,010.0              (.3)         2,094.0
  Intercompany Advances                                    -                -             873.1           (873.1)               -
  Stockholders' Equity                                 610.2          3,412.3           6,123.4         (7,069.5)         3,076.4
                                                    --------         --------         ---------       ----------        ---------
      Total Liabilities and Stockholders'
        Equity                                      $2,195.2         $7,732.3         $11,244.8       $(10,134.6)       $11,037.7
                                                    ========         ========         =========       ==========        =========



                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2002


                                                 Kerr-McGee        Guarantor     Non-Guarantor
  (Millions of dollars)                         Corporation     Subsidiaries      Subsidiaries       Eliminations     Consolidated
                                                -----------     ------------     -------------       ------------     ------------

  Operating Activities
  Net income (loss)                                  $(55.7)         $  11.4            $ 60.9             $(11.1)         $   5.5
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
      activities -
       Depreciation, depletion and
         amortization                                     -             32.5             189.4                  -            221.9
       Asset impairment                                   -                -                 -                  -                -
       Equity in earnings of subsidiaries              49.4            (60.8)                -               11.4                -
       Dry hole costs                                     -                -               2.7                  -              2.7
       Deferred income taxes                              -              (.5)            (27.3)                 -            (27.8)
       Provision for environmental
         remediation                                      -                -               2.4                  -              2.4
         and restoration
       Loss (gain) on sale and retirement
         of assets                                        -              (.2)              2.6                  -              2.4
       Noncash items affecting income                    .1             11.6              19.9                  -             31.6
       Other net cash provided by (used in)
          operating activities                         49.6             44.5             (74.1)              14.8             34.8
                                                     ------          -------         ---------             ------          -------
             Net Cash Provided by Operating
               Activities                              43.4             38.5             176.5               15.1            273.5
                                                     ------          -------         ---------             ------          -------

  Investing Activities
  Capital expenditures                                    -            (39.0)           (305.2)                 -           (344.2)
  Dry hole expense                                        -                -              (2.7)                 -             (2.7)
  Other investing activities                              -              1.6             (11.6)               1.5             (8.5)
                                                     ------          -------         ---------             ------          -------
             Net Cash Used in Investing
               Activities                                 -            (37.4)           (319.5)               1.5           (355.4)
                                                     ------          -------         ---------             ------          -------

  Financing Activities
  Issuance of long-term debt                              -                -           1,209.3                  -          1,209.3
  Repayment of long-term debt                             -            (18.7)         (1,029.2)                 -         (1,047.9)
  Increase (decrease) in intercompany
    notes and advances                                    -             16.6                 -              (16.6)               -
  Issuance of common stock                              1.7                -               (.1)                 -              1.6
  Dividends paid                                      (45.1)               -                 -                  -            (45.1)
                                                     ------          -------         ---------             ------        ---------
             Net Cash Provided by (Used in)
                Financing Activities                  (43.4)            (2.1)            180.0              (16.6)           117.9
                                                     ------          -------         ---------             ------        ---------

  Effects of Exchange Rate Changes on Cash
     and Cash Equivalents                                 -                -               1.0                  -              1.0
                                                     ------          -------         ---------             ------        ---------
  Net Increase (Decrease) in Cash and Cash
     Equivalents                                          -             (1.0)             38.0                  -             37.0
  Cash and Cash Equivalents at Beginning of
     Period                                               -              3.5              87.8                  -             91.3
                                                     ------          -------         ---------             ------        ---------
  Cash and Cash Equivalents at End of Period          $   -          $   2.5         $   125.8             $    -        $   128.3
                                                     ======          =======         =========             ======        =========


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

        In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The State has indicated approval of the agreement and has issued license amendments authorizing much of the work. Chemical expects most of the work to be completed within the next two years, leaving principally only groundwater remediation and/or monitoring for subsequent years.

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

        Vicinity Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the National Priority List promulgated by EPA under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of the areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the work required by the two orders. Chemical has completed the required excavation and restoration work at the park site and will be monitoring the site pending final EPA approval. Work at the residential sites is expected to be completed in 2002.

        The other  two areas  (known  as the  Sewage  Treatment  Plant and Kress
        Creek) currently are being studied to determine the extent of contamination, and Chemical is in discussions with the relevant authorities regarding cleanup requirements. Chemical has indicated a willingness to undertake a cleanup of the final two sites subject to various conditions, including the continued reimbursement of the government's share of costs for cleaning up the West Chicago sites. If these conditions are met, the costs of cleanup for these two sites are not expected to exceed the additional federal funding, as more fully discussed below.

        Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized for reimbursement to $140 million plus inflation adjustments. Through March 31, 2002, Chemical has been reimbursed approximately $146 million under Title X. These reimbursements are provided by congressional appropriations.

        Historically, congressional authorizations under Title X have lagged Chemical's cleanup expenditures. At March 31, 2002, the government's share of costs already incurred by Chemical but not yet reimbursed by DOE totaled approximately $95 million. In 2001, the United States House of Representatives passed a bill that would bring the congressional authorizations current as well as authorize reimbursement for the government's share of future costs. The bill currently is pending in the United States Senate.

        Other Matters

        The company and/or its subsidiaries are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by the company, its subsidiaries, and/or their predecessors, and include claims for personal injuries and property damages. The company's current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company and/or its subsidiaries to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA. Similar environmental regulations exist in foreign countries in which the company and/or its subsidiaries operate. Environmental regulations in the North Sea are particularly stringent.

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

           * environmental laws and regulations are continually changing, and court proceedings are inherently uncertain; and

           * some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future.

        Although management believes that it has established adequate reserves for cleanup costs and legal matters, due to these uncertainties the company could be required to record additional reserves in the future.

        As of March 31, 2002, the company had reserves totaling $161 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $44 million for the West Chicago sites. Cumulative expenditures at all
        environmental   sites  through  March  31,  2002,  total  $953  million.
        Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.




M. Following is a summary of sales and operating profit for each of the company's business segments for the first quarter 2002 and 2001.

                                                                     Three Months Ended
                                                                            March 31,
        (Millions of dollars)                                      2002                     2001
                                                                -------                ---------

        Sales
          Exploration and production                            $ 545.5                 $  758.5
          Chemicals - Pigment                                     216.5                    248.2
          Chemicals - Other                                        47.4                     47.1
                                                                -------                 --------
            Total Sales                                         $ 809.4                 $1,053.8
                                                                =======                 ========

        Operating Profit
          Exploration and production                            $ 124.4                 $  410.8
          Chemicals - Pigment                                     (11.5)                    36.4
          Chemicals - Other                                         3.6                    (23.1)
                                                                -------                 --------
              Total Operating Profit                              116.5                    424.1

        Other Income (Expense)                                   (114.2)                   137.6
                                                                -------                 --------

        Income from Continuing Operations before
            Income Taxes                                            2.3                    561.7
        Taxes on Income                                            (1.4)                  (208.7)
                                                                --------                --------

        Income from Continuing Operations                            .9                    353.0

        Discontinued Operations, Net of Income Taxes                4.6                      2.0

        Cumulative Effect of Change in Accounting
          Principle, Net of Income Taxes                              -                    (20.3)
                                                                -------                 --------

        Net Income                                              $   5.5                 $  334.7
                                                                =======                 ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2002 Results with 2001 Results

CONSOLIDATED OPERATIONS

First-quarter 2002 income from continuing operations totaled $.9 million, compared with $353 million for the same 2001 period. Net income in the first quarter of 2002 totaled $5.5 million, compared with $334.7 million for the same 2001 period. First-quarter 2002 operating profit was $116.5 million, compared with $424.1 million in the same 2001 quarter. The decrease in operating profit was primarily due to significantly lower crude oil and natural gas sales prices, higher depreciation expense, lower pigment sales prices and volumes and higher pigment per-unit production costs, partially offset by higher crude oil and natural gas volumes and lower exploration expense.

The first-quarter 2002 other expense totaled $114.2 million, compared with income of $137.6 million in the same 2001 period. Other income in the 2001 first quarter included a pretax special gain of $181.4 million associated with the reclassification of 85% of the company's investment in Devon common stock to "trading" from "available for sale" (see Note B). Excluding this item, other expense totaled $114.2 million in the first quarter of 2002, compared with $43.8 million in the same 2001 quarter. The increase in the 2002 quarter is due primarily to higher net interest expense resulting from increased debt balances, higher losses on derivatives marked-to-market through income, and losses from equity affiliates, compared with income from equity affiliates in the prior-year quarter. The losses from equity affiliates in the 2002 first quarter are primarily due to a loss incurred by Avestor Limited Partnership, a development stage company.

The income tax provision was $1.4 million for the 2002 first quarter, compared with $208.7 million for the 2001 period. The provision for the first quarter of 2001 included $63.5 million of tax expense related to the reclassification of the Devon stock. The remainder of the decrease is due primarily to lower income.

SEGMENT OPERATIONS

Exploration and Production -

First-quarter 2002 operating profit was $124.4 million, compared with $410.8 million for the same 2001 quarter. The decrease in operating profit was primarily due to lower average crude oil and natural gas sales prices and higher depreciation expense, partially offset by higher crude oil and natural gas sales volumes and lower exploration costs.

Revenues were $545.5 million and $758.5 million for the three months ended March 2002 and 2001, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 2002 and 2001.
                                                        Three Months Ended
                                                             March 31,
                                                       2002              2001
                                                     ------            ------
Crude oil and condensate production
(thousands of bbls/day)
   Domestic
      Offshore                                         53.3              56.3
      Onshore                                          29.1              19.7
   North Sea                                          113.6             109.3
   Other International                                 15.4              14.2
                                                     ------            ------
          Total continuing operations                 211.4             199.5
   Discontinued operations                              2.5               2.3
                                                     ------            ------
          Total                                       213.9             201.8
                                                     ======            ======

Average crude oil sales price (per barrel)
   Domestic
      Offshore                                       $18.22            $25.03
      Onshore                                         18.32             27.57
   North Sea                                          19.60             24.91
   Other International                                17.56             23.53
   Average for continuing operations                  18.92             25.11
   Discontinued operations                           $17.81            $20.70

Natural gas sold (MMcf/day)
   Domestic
      Offshore                                          244               281
      Onshore                                           383               163
   North Sea                                            101                68
                                                     ------            ------
          Total                                         728               512
                                                     ======            ======

Average natural gas sales price (per Mcf)
   Domestic
      Offshore                                        $2.48             $7.07
      Onshore                                          2.48              7.12
   North Sea                                           2.83              3.22
   Average                                            $2.53             $6.58


Chemicals - Pigment

Operating loss in the 2002 first quarter was $11.5 million on revenues of $216.5 million, compared with operating profit of $36.4 million on revenues of $248.2 million for the same 2001 period. Revenues for the 2002 first quarter decreased due to lower sales prices and volumes. First-quarter 2002 operating profit decreased primarily due to lower revenues and higher per-unit production costs.

Chemicals - Other

Operating profit in the 2002 first quarter was $3.6 million on revenues of $47.4 million, compared with an operating loss of $23.1 million on revenues of $47.1 million for the 2001 period. The 2001 first quarter included a special charge of $24.9 million for the termination of manganese metal production at the company's Hamilton, Miss., electrolytic chemical facility. This charge is primarily related to plant and equipment write-offs and other closing costs, including severance. Excluding this special charge, the 2001 operating profit totaled $1.8 million. Excluding special items, operating profit for the 2002 first quarter increased primarily due to improved results from forest products.

Financial Condition

At March 31, 2002, the company's net working capital position was $87.4 million, compared with $192.2 million at December 31, 2001, and a negative $111.9 million at March 31, 2001. The current ratio was 1.1 to 1 at March 31, 2002, compared with 1.2 to 1 at December 31, 2001 and .9 to 1 at March 31, 2001. The negative working capital at March 31, 2001, was not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has significant unused lines of credit and revolving credit facilities as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

The company's percentage of net debt (debt less cash) to capitalization was 60% at March 31, 2002, compared with 59% at December 31, 2001 and 42% at March 31, 2001. The company had unused lines of credit and revolving credit facilities of $1,256.4 million at March 31, 2002. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $320 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS.

The company increased its shelf registration with the Securities and Exchange Commission in February 2002 to offer up to $2 billion of debt securities, preferred stock, common stock or warrants. In April 2002, the company issued $350 million of 5.375% notes due April 15, 2005. The proceeds received by the company were used to repay various short-term borrowings.

Operating activities provided net cash of $273.5 million in the 2002 first quarter. The cash provided by operating activities and net additional borrowings of $161.4 million in the first quarter were sufficient to pay the company's capital expenditures of $344.2 million and dividends of $45.1 million.

Capital expenditures for the first three months of 2002, excluding dry hole costs and acquisitions, totaled $344.2 million, compared with $371.8 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 92% of the 2002 total. Chemical - pigment expenditures were 6% of the 2002 total. Chemical - other and corporate incurred the remaining 2% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

Quantitative and Qualitative Disclosures About Commodity Market Risk

In March 2002, the company hedged a portion of its oil and natural gas production for the period April through December 2002 to increase the predictability of its cash flows and support additional capital projects. The company hedged a total of 16.5 million barrels of North Sea crude oil production, 8.3 million barrels of domestic crude oil production and 68.8 million MMBtu of domestic natural gas production. The fair value of the hedge contracts outstanding at March 31, 2002, was a liability of $33.3 million for North Sea crude oil, $15.6 million for domestic crude oil and $24.5 million for domestic natural gas.

                           Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, general economic conditions, and other factors and risks discussed in the company's SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        The forest products business of the company's wholly owned subsidiary Kerr-McGee Chemical LLC (Chemical) treats railroad ties with wood preservatives. Chemical currently operates wood treatment plants in six states and formerly operated wood-treatment plants in other states. Wood preservatives and other substances used in the wood-treatment process are or may be present at some of these sites and require cleanup. Costs associated with the cleanup activities are accrued when losses are probable and costs are reasonably estimable. See the Environmental Matters section of Management's Discussion and Analysis in the Company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference. See also Note L. to the Consolidated Financial Statements in this quarterly report, which also is incorporated by reference.

        In addition, the United States Environmental Protection Agency (EPA) has notified Chemical that it is a potentially responsible party at a former wood treatment site in New Jersey that has been listed by EPA as a Superfund site. EPA has alleged the site was once owned and operated by a predecessor of Chemical. Although EPA has not selected a final remedy, EPA has preliminarily estimated that cleanup costs may approximate $120 million or more. Chemical is evaluating possible defenses to any claim by EPA for response costs. The company has not provided a reserve for the site as it is not possible to reliably estimate whatever liability Chemical may have for the cleanup because of uncertainties regarding Chemical's connection to the site and EPA's selection of a remedy.

        The company also is involved in litigation in connection with current and former forest products operations. See Item 3 of the company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on this and other contingencies.

        In light of the inherent uncertainties associated with remediation activities and court proceedings, there is no assurance that the company will not incur liability with respect to these matters. Although the liability that may result from these matters cannot be reasonably estimated, they are not expected to have a material adverse effect on the company.

Item 2. Exhibits and Reports on Form 8-K.

        (a)  Exhibits -

             Exhibit No
             ----------

                 4.1 The company agrees to furnish the Securities and Exchange Commission, upon request, a copy of the Prospectus Supplement to Prospectus dated February 12, 2002, relating to the $350 million of 5.375% notes due April 15, 2005. The total amount of securities authorized under the instrument does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

        (b)  Reports on Form 8-K -

             On January 18, 2002, the company filed a report on Form 8-K announcing a conference call to discuss its fourth-quarter 2001 financial and operating results.

             On March 15, 2002, the company filed a report on Form 8-K announcing the Board of Directors' decision to no longer engage Arthur Andersen LLP as the company's independent public accountants and appoint Ernst & Young LLP as the company's new independent public accountants.

             On March 25, 2002, the company filed a report on Form 8-K announcing a conference call to discuss its interim first-quarter 2002 financial and operating activities.

             On April 19, 2002, the company filed a report on Form 8-K announcing a conference call to discuss its first-quarter 2002 financial and operating results.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KERR-McGEE CORPORATION

  Date  May 13, 2002                   By: (John M. Rauh)
        ------------                   -------------------------------
                                            John M. Rauh
                                              Vice President and Controller
                                              and Chief Accounting Officer