Form 10-Q
period 2002-06-30
KERR MCGEE CORP /DE
filed 2002-08-12
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                             Yes    X        No
                                  -----

Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2002: 100,375,455.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                            KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                              (UNAUDITED)

                                                                           Three Months Ended            Six Months Ended
                                                                                June 30,                     June 30,
(Millions of dollars, except per-share amounts)                          2002            2001          2002             2001
                                                                       --------       --------       --------         --------

Sales                                                                  $  932.0         $919.3       $1,730.5         $1,961.5
                                                                       --------         ------       --------         --------

Costs and Expenses
  Costs and operating expenses                                            384.9          297.2          743.9            602.8
  Selling, general and administrative expenses                            121.6           55.9          177.1            103.6
  Shipping and handling expenses                                           25.1           26.0           54.2             55.4
  Depreciation and depletion                                              187.6          160.9          390.8            322.9
  Asset impairment                                                        157.5              -          157.5             13.2
  Exploration, including dry holes and
    amortization of undeveloped leases                                     46.8           42.1           78.7             91.9
  Taxes, other than income taxes                                           28.2           29.9           54.6             62.8
  Provision for environmental remediation and restoration,
    net of reimbursements                                                  88.0              -           90.4              3.7
  Interest and debt expense                                                68.6           37.0          139.3             81.8
                                                                       --------         ------       --------         --------
      Total Costs and Expenses                                          1,108.3          649.0        1,886.5          1,338.1
                                                                       --------         ------       --------         --------
                                                                         (176.3)         270.3         (156.0)           623.4
Other Income (Expense)                                                    (14.1)          (6.4)         (37.9)           194.9
                                                                       --------         ------       --------         --------
Income (Loss) before Income Taxes                                        (190.4)         263.9         (193.9)           818.3
Benefit (Provision) for Income Taxes                                       12.7          (97.8)          14.5           (303.1)
                                                                       --------         ------       --------         --------
Income (Loss) from Continuing Operations                                 (177.7)         166.1         (179.4)           515.2
Income from Discontinued Operations (net of income tax
  provision (benefit) of $(29.1) and $6.4 for the second
  quarter of 2002 and 2001, respectively, and $(24.5) and
  $10.9 for the first six months of 2002 and 2001, respectively)          119.7            8.9          126.9             14.8
Cumulative Effect of Change in Accounting Principle
  (net of benefit for income taxes of $10.8)                                  -              -              -            (20.3)
                                                                       --------         ------       --------         --------
Net Income (Loss)                                                      $  (58.0)        $175.0       $  (52.5)        $  509.7
                                                                       ========         ======       ========         ========

Net Income (Loss) per Common Share
     Basic -
          Continuing operations                                        $  (1.77)        $ 1.75       $  (1.79)        $  5.43
          Discontinued operations                                          1.19            .09           1.27             .15
          Cumulative effect of change in accounting principle                 -              -              -            (.21)
                                                                       --------         ------       --------         -------
                   Total                                               $   (.58)        $ 1.84       $   (.52)        $  5.37
                                                                       ========         ======       =========        =======

     Diluted -
          Continuing operations                                        $  (1.77)        $ 1.63       $  (1.79)        $  4.97
          Discontinued operations                                          1.19            .08           1.27             .14
          Cumulative effect of change in accounting principle                 -              -              -            (.19)
                                                                       --------         ------       --------         -------
                   Total                                               $   (.58)        $ 1.71       $   (.52)        $  4.92
                                                                       ========         ======       ========         =======

Dividends Declared per Common Share                                    $    .45         $  .45       $    .90         $   .90
                                                                       ========         ======       ========         =======

The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                 June 30,       December 31,
(Millions of dollars)                                                              2002              2001
                                                                                ---------       -----------

ASSETS
------
Current Assets
  Cash                                                                          $   143.1        $    91.3
  Accounts receivable                                                               547.3            421.0
  Inventories                                                                       399.9            428.7
  Deposits, prepaid expenses and other assets                                       122.7            351.1
  Current assets associated with properties held for disposal                       102.4             75.4
                                                                                ---------        ---------
     Total Current Assets                                                         1,315.4          1,367.5
                                                                                ---------        ----------

Property, Plant and Equipment                                                    13,942.8         13,402.7
  Less reserves for depreciation, depletion and amortization                     (6,377.6)        (6,024.8)
                                                                                ---------        ---------
                                                                                  7,565.2          7,377.9
                                                                                ---------        ---------

Investments and Other Assets                                                        920.5            784.1
Goodwill                                                                            355.7            354.8
Long-term Assets Associated with Properties Held for Disposal                       741.1          1,076.6
                                                                                ---------        ---------
     Total Assets                                                               $10,897.9        $10,960.9
                                                                                =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                                              $   654.9        $   619.5
  Short-term borrowings                                                                .2              8.4
  Long-term debt due within one year                                                  7.5             26.4
  Other current liabilities                                                         695.3            475.5
  Current liabilities associated with properties held for disposal                   41.9             45.5
                                                                                ---------        ---------
     Total Current Liabilities                                                    1,399.8          1,175.3
                                                                                ---------        ---------

Long-Term Debt                                                                    4,359.0          4,539.4
                                                                                ---------        ---------

Deferred Income Taxes                                                             1,181.5          1,387.3
Other Deferred Credits and Reserves                                                 734.7            645.9
Long-Term Liabilities Associated with Properties Held for Disposal                  159.2             38.9
                                                                                ---------        ---------
                                                                                  2,075.4          2,072.1
                                                                                ---------        ---------
Stockholders' Equity
  Common stock, par value $1 - 300,000,000 shares
    authorized, 100,383,638 shares issued at 6-30-02
    and 100,186,350 shares issued at 12-31-01                                       100.4            100.2
  Capital in excess of par value                                                  1,687.4          1,676.6
  Preferred stock purchase rights                                                     1.0              1.0
  Retained earnings                                                               1,400.1          1,542.6
  Accumulated other comprehensive loss                                              (48.0)           (64.2)
  Common shares in treasury, at cost - 8,183 shares
    at 6-30-02 and 1,020 at 12-31-01                                                  (.5)             (.1)
  Deferred compensation                                                             (76.7)           (82.0)
                                                                                ---------        ---------
     Total Stockholders' Equity                                                   3,063.7          3,174.1
                                                                                ---------        ---------
       Total Liabilities and Stockholders' Equity                               $10,897.9        $10,960.9
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


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
(Millions of dollars)                                                        2002              2001
                                                                         ---------           -------

Operating Activities
--------------------
Net income (loss)                                                           $(52.5)          $ 509.7
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                                 426.1             353.3
    Asset impairment                                                         182.2              13.2
    Dry hole costs                                                            15.3              30.7
    Deferred income taxes                                                   (100.1)             56.2
    Provision for environmental remediation and
      restoration, net of reimbursement                                       90.4               3.7
    Gain on exploration and production divestitures                         (108.1)                -
    Loss on sale and retirement of assets                                      2.0               1.1
    Noncash items affecting net income                                       109.1            (146.3)
    Other net cash provided by operating activities                          164.7              37.8
                                                                         ---------           -------
      Net Cash Provided by Operating Activities                              729.1             859.4
                                                                         ---------           -------

Investing Activities
--------------------
Capital expenditures                                                        (626.0)           (855.3)
Dry hole expense                                                             (15.3)            (30.7)
Proceeds from exploration and production divestitures                        292.0                 -
Acquisitions                                                                     -             (23.8)
Other investing activities                                                   (21.6)            (25.9)
                                                                         ---------           -------
      Net Cash Used in Investing Activities                                 (370.9)           (935.7)
                                                                         ---------           -------

Financing Activities
--------------------
Issuance of long-term debt                                                   842.2             419.8
Repayment of long-term debt                                               (1,047.9)           (240.2)
Increase (decrease) in short-term borrowings                                  (8.2)              1.4
Issuance of common stock                                                       4.9              31.7
Dividends paid                                                               (90.2)            (85.1)
                                                                         ---------           -------
      Net Cash Provided by (Used in) Financing Activities                   (299.2)            127.6
                                                                         ---------           -------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                 (7.2)              1.4
                                                                         ---------           -------

Net Increase in Cash and Cash Equivalents                                     51.8              52.7

Cash and Cash Equivalents at Beginning of Period                              91.3             144.0
                                                                         ---------           -------
Cash and Cash Equivalents at End of Period                               $   143.1           $ 196.7
                                                                         =========           =======

The accompanying notes are an integral part of this statement.



                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

A.     Basis of Presentation

       The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K. Presentation of the 2001 amounts has been changed to be consistent with the presentation of the Kazakhstan, Indonesian and Australian oil and gas operations as discontinued in 2002 (see note D).

       On August 1, 2001, the company completed the acquisition of all the outstanding shares of common stock of HS Resources, Inc., an independent oil and gas exploration and production company. To accomplish the acquisition, the company organized and formed a new holding company, Kerr-McGee Holdco, which later changed its name to Kerr-McGee
       Corporation. All the outstanding shares of the former Kerr-McGee Corporation were cancelled, and the same number of shares were issued by the new holding company. The former Kerr-McGee Corporation was renamed Kerr-McGee Operating Corporation and is now a wholly owned subsidiary of the holding company, along with Kerr-McGee Rocky Mountain Corporation (formerly HS Resources).

B.     Derivatives

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

       In March 2002, the company hedged a portion of its oil and gas production for the period April through December 2002 to increase the predictability of its cash flows and support additional capital projects. Excluding the Denver-Julesburg Basin production, the hedges outstanding at June 30, 2002 cover approximately 55% of the expected remaining 2002 oil production (52% of the total worldwide expected remaining 2002 oil production) and approximately 45% of expected remaining 2002 domestic gas production (33% of the total domestic expected remaining 2002 gas production). These positions have been designated and qualify as cash flow hedges of a portion of 2002 production.

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

       The following table sets forth the company's outstanding oil and natural gas hedging contracts executed in 2002 and their fair value at June 30, 2002.

                                                                                     Domestic Natural Gas
       (Millions of         North Sea Oil Hedging        Domestic Oil Hedging                Hedging
         dollars)        ------------------------     -------------------------     ----------------------
                          Notional     Liability      Notional       Liability      Notional    Liability
                           Volumes        Fair          Volumes          Fair         Volumes      Fair
       2002                 (Bbls)        Value         (Bbls)          Value         (MMBtu)      Value
       ---------         ----------    ----------     ---------       ---------    ----------    ---------
       July               1,860,000        $(4.5)       930,000         $(2.6)      7,750,000       $(1.4)
       August             1,860,000         (4.5)       930,000          (2.6)      7,750,000        (1.1)
       September          1,800,000         (4.0)       900,000          (2.4)      7,500,000        (1.3)
       October            1,860,000         (3.8)       930,000          (2.2)      7,750,000        (1.6)
       November           1,800,000         (3.4)       900,000          (1.9)      7,500,000        (3.8)
       December           1,860,000         (3.2)       930,000          (1.8)      7,750,000        (6.0)
                         ----------    ----------     ---------       ---------    ----------    ---------

       Total             11,040,000       $(23.4)     5,520,000        $(13.5)     46,000,000       $(15.2)
                         ==========    ==========     =========       =========    ==========    =========

       The changes in fair value of these contracts are recorded in accumulated other comprehensive loss to the extent the hedges are effective. The amounts in accumulated other comprehensive loss, $52.1 million loss at June 30, 2002, will be recognized in earnings when the contracts are settled under the terms of the swap agreements. The company expects to reclassify all of the existing net losses at June 30, 2002, into earnings during the next 12 months, assuming no further changes in fair market value of the contracts. A total of $25.2 million loss was recognized in the 2002 second quarter related to contracts that settled during the period. This loss offsets the prices realized on the physical sale of the crude oil and natural gas. The amount of hedge ineffectiveness recognized in the 2002 second quarter was immaterial.

       In May 2002, the company began accounting for certain of its previously existing derivative instruments as hedges against fluctuating commodity prices for its Denver-Julesburg Basin natural gas production. The company has in place through October 2002 natural gas fixed-price swaps totaling 110,000 MMBtu per day at an average price of $2.82 per MMBtu. The fixed-price swaps cover approximately 37% of the expected remaining 2002 gas production from the Denver-Julesburg Basin (10% of the total worldwide expected remaining 2002 gas production) and will be settled using the closing price on NYMEX. Associated with these fixed price swaps, the company also entered into natural gas basis swaps covering 75,000 MMBtu per day through October 2002. The fixed price and basis swaps had a net asset fair value of $5.6 million at June 30, 2002. At June 30, 2002, the company had deferred gains totaling $15.3 million in accumulated other comprehensive income associated with these contracts. The company expects to reclassify the entire amount of these gains into earnings by the end of October 2002, assuming no further changes in fair market value of the contracts. During the 2002 second quarter, a $3.6 million gain was recognized related to contracts that settled during the period. The amount of the hedge ineffectiveness in the 2002 second quarter was immaterial.

       As discussed in the company's 2001 Form 10-K, the company is also party to other commodity contracts that have not been accounted for as hedges and are recorded at their fair market value on the balance sheet and marked-to-market through income each month. The net fair market value of these commodity-related derivatives was a $28 million asset at June 30, 2002. The net loss associated with these derivatives totaled $2.3 million in the second quarter of 2002 and $27.2 million in the first six months of 2002.

       From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive loss. The estimated fair value of these contracts at June 30, 2002, was recorded as a $3.5 million liability. The $3.5 million loss in accumulated other comprehensive loss at June 30, 2002, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). In the second quarter of 2002, the company reclassified $.4 million of losses on forward contracts from accumulated other comprehensive loss to operating expenses in the income statement. Of the existing net losses at June 30, 2002, approximately $2.6 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the second quarter, and since forward exchange rates are used to measure the derivative values and the forward contracts have not been closed early, ineffectiveness was not material.

       The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rate changes. The estimated fair value of these contracts was recorded as a $.1 million asset. Almost all of the pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.

       In connection with the issuance of $350 million of 5.375% notes due April 15, 2005, the company entered into an interest rate swap agreement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus 87.5 basis points. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes. The estimated fair value of the interest rate swap was recorded as an asset of $7.1 million at June 30, 2002. The company recognized a $1.8 million interest expense reduction in the 2002 second quarter from the swap arrangement.

C.     Goodwill and Intangible Assets

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. The company adopted FAS 141 for its acquisition of HS Resources. The company adopted FAS 142 on January 1, 2002, for all goodwill and other intangible assets. This statement changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization method to an impairment approach. The nonamortization provisions of this standard were immediately applicable for any goodwill acquired after June 30, 2001. The company has completed its 2002 impairment test for goodwill and indefinite lived intangibles with no impairment being indicated.

       The acquired intangible assets and goodwill of the company as of June 30, 2002, were as follows:

                                                       Gross
                                                     Carrying       Accumulated
     (Millions of dollars)                            Amount        Amortization
                                                     --------       ------------

     Amortized intangible assets:
       Proprietary seismic library (10-year life)      $ 2.0                $.1
       Customer list (5-year life)                       1.0                 .1
       Patents (life of patent)                           .1                  -
                                                       -----                ---
         Total                                         $ 3.1                $.2
                                                       =====                ===

                                                     Carrying
                                                      Amount
                                                     --------
     Unamortized intangible assets:
       Intellectual properties associated
         with pigment manufacturing processes         $52.1

       Goodwill                                      $355.7

       Amortization of purchased intangibles for each of the next five years is estimated to be $.4 million. Of the goodwill recorded on the balance sheet of the company at June 30, 2002, $347.1 million relates to the exploration and production segment, and $8.6 million relates to the chemical pigment segment. For the first six months of 2002, the chemical pigment segment goodwill increased $.9 million as a result of foreign currency translation gains.

       The following table presents net income (loss) for each period exclusive of amortization expense recognized in such periods related to intangibles and goodwill, which are no longer amortized.

                                                      Three Months Ended          Six Months Ended
                                                            June 30,                  June 30,
       (In millions, except per-share amounts)        2002          2001           2002        2001
                                                     ------        ------         ------      ------
       Reported net income (loss)                    $(58.0)       $175.0         $(52.5)     $509.7
       Add back intangible amortization,
            net of tax                                    -            .6              -         1.2
                                                     ------        ------         ------      ------
       Adjusted net income (loss)                    $(58.0)       $175.6         $(52.5)     $510.9
                                                     ======        ======         ======      ======

       Diluted earnings per share for the second quarter of 2001 would have remained unchanged and for the first six months of 2001 would have been 1 cent per share higher or $4.93 if the new standard had been applied in 2001.

D.     Discontinued Operations and Asset Impairments

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

       During the second quarter of 2002, the company approved a plan to dispose of its exploration and production interest in the Jabung block in Sumatra, Indonesia. During the first quarter of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan and of its interest in the Bayu-Undan project in the East Timor Sea offshore Australia. The results of these operations have been reported separately as discontinued operations in the company's Consolidated Statement of Operations for both 2002 and 2001. On June 13, 2002, the company completed the sale of its interest in the Jabung block in Sumatra for $170.7 million in cash with $11 million contingent purchase price pending government approval of the LPG project. The sale resulted in a pretax gain of $73.3 million. On May 3, 2002, the company completed the sale of its interest in the Bayu-Undan project for $132.3 million in cash. The sale resulted in a pretax gain of $34.8 million. The net proceeds received by the company were used to reduce outstanding debt.

       Revenues applicable to the discontinued operations totaled $10 million and $20.2 million for the three months ended June 30, 2002 and 2001, respectively, and $25.2 million and $35.5 million for the six months ended June 30, 2002 and 2001, respectively.

       As part of the company's strategic plan to divest non-core oil and gas properties, certain domestic, North Sea and Kazakhstan oil and gas assets held for disposal were evaluated and deemed impaired during the 2002 second quarter. The impairment losses reflect the difference between the estimated sales prices for the individual property or group of properties, less the cost to sell, and the carrying amount of the net assets. The amount of the impairment loss associated with the domestic and North Sea assets totaled $146.6 million and is reported as asset impairment in the Consolidated Statement of Operations. The impairment associated with the disposal of the Kazakhstan assets is reported as part of discontinued operations, which includes an asset impairment loss of $24.7 million. Also during the second quarter of 2002, the oil and gas assets associated with a field located in the northwest area of the North Sea that the company does not currently plan to dispose of were deemed to be impaired because the assets were no longer expected to recover their net book value through future cash flows. Expectations of future cash flows were lower than those previously forecasted. The amount of the impairment loss associated with this asset totaled $10.9 million and is reported as asset impairment in the Consolidated Statement of Operations. The assets and liabilities of all the discontinued operations and other assets being held for sale have been reclassified as Assets/Liabilities Associated with Properties Held for Disposal in the Consolidated Balance Sheet.

E.     Income Tax and Interest Payments

       Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                      Six Months Ended
                                                          June 30,
       (Millions of dollars)                          2002          2001
                                                   -------        ------
       Income tax payments                         $  48.9        $297.0
       Less refunds received                        (253.4)        (18.8)
                                                   -------        ------
       Net income tax payments (refunds)           $(204.5)       $278.2
                                                   =======        ======

       Interest payments                           $ 128.6        $ 87.4
                                                   =======        ======

F.     Financial Instruments and Comprehensive Income

       The second-quarter 2002 comprehensive income was $23.5 million, compared with $166.7 million in the prior-year second quarter. For the first six months ended June 30, 2002, comprehensive loss was $36.3 million, compared with comprehensive income of $445.9 million in the same 2001 period.

       The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at June 30, 2002, or December 31, 2001. At June 30, 2002 and December 31, 2001,
       available-for-sale securities for which fair value can be determined were as follows:

                                                          June 30, 2002                       December 31, 2001
                                                  -----------------------------         ------------------------------
                                                                       Gross                                  Gross
                                                                     Unrealized                             Unrealized
                                                  Fair                Holding           Fair                 Holding
       (Millions of dollars)                      Value     Cost         Gain           Value      Cost         Loss
                                                  -----    -----     ----------         -----     -----     --------

       Equity securities                          $74.8    $31.9       $14.9 (1)        $58.7     $31.9      $ (1.2) (1)
       U.S. government obligations -
         Maturing within one year                   2.2      2.2           -              2.9       2.9           -
         Maturing between one year
           and four years                           1.5      1.5           -              1.7       1.7           -
                                                                       -----                                 ------
             Total                                                     $14.9                                 $(1.2)
                                                                       =====                                 ======

       (1) These amounts include $28 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.

G.     Equity Affiliates

       Investments in equity affiliates totaled $109.6 million at June 30, 2002, and $101 million at December 31, 2001. Equity loss related to the investments is included in Other Income in the Consolidated Statement of Operations and totaled $4.6 million and $2.6 million for the three months ended June 30, 2002 and 2001, respectively. For the first six months of 2002, the equity loss totaled $15.7 million compared with a loss of $1.0 million for the same 2001 period.

H.     Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month and six-month periods ended June 30, 2002 and 2001.

                                                                For the Three Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                         2002                                         2001
                                           -------------------------------------        ------------------------------------
                                              Loss                                        Income
                                              from                                         from
       (In millions, except                Continuing                  Per-Share        Continuing                 Per-Share
       per-share amounts)                  Operations      Shares        Loss           Operations     Shares       Income
                                           ----------      ------      ---------        ----------     ------      ---------

       Basic EPS                              $(177.7)      100.3        $(1.77)            $166.1       95.0        $1.75
                                                                       =========                                     =====

       Effect of Dilutive Securities:
         5 1/4% convertible debentures              -           -                              5.3        9.8
         7 1/2% convertible debentures              -           -                              2.2        1.6
         Stock options                              -           -                                -         .4
                                           ----------      ------                       ----------     ------
       Diluted EPS                            $(177.7)      100.3        $(1.77)            $173.6      106.8        $1.63
                                           ==========      ======      =========        ==========     ======        =====


                                                                 For the Six Months Ended June 30,
                                           ---------------------------------------------------------------------------------
                                                         2002                                         2001
                                           -------------------------------------        ------------------------------------
                                             Loss                                         Income
                                             from                                          from
       (In millions, except                Continuing                  Per-Share        Continuing                 Per-Share
       per-share amounts)                  Operations      Shares        Loss           Operations     Shares       Income
                                           ----------      ------      ---------        ----------     ------       ------

       Basic EPS                              $(179.4)      100.3        $(1.79)            $515.2       94.8       $5.43
                                                                       =========                                    =====

       Effect of Dilutive Securities:
         5 1/4% convertible debentures              -           -                             10.7        9.8
         7 1/2% convertible debentures              -           -                              4.3        1.6
         Stock options                              -           -                                -         .4
                                           -----------     ------                       ----------     ------
       Diluted EPS                            $(179.4)      100.3        $(1.79)            $530.2      106.6       $4.97
                                           ===========     ======      =========        ==========     ======       =====


I.     Accounts Receivable Sales

       In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. The company retained servicing responsibilities and subordinated interests and will receive a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company. However, the company also believes that the risk of insurance loss is very low since its bad debt experience has historically been insignificant. The company also received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

       The company sold $151.7 million and $155 million of its pigment receivables during the second quarter of 2002 and 2001, respectively. The sale of the receivables resulted in pretax losses of $1.2 million and $2 million during the second quarter of 2002 and 2001, respectively. During the first six months of 2002 and 2001, the company sold $285.9 million and $307.8 million, respectively, of its pigment receivables. The sale of the receivables resulted in pretax losses of $2.2 million and $4.6 million during the first six months of 2002 and 2001, respectively. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold totaled $103.6 million at June 30, 2002, and $96.1 million at December 31, 2001.

J.     Tax Law Change

       On July 24, 2002, the United Kingdom government made certain changes to its existing tax laws. Under one of these changes, companies will pay a supplementary corporate tax charge of 10% on profits from their U.K. oil and gas production. This is in addition to the current 30% corporate tax on these profits. The U.K. government has also accelerated tax depreciation for capital investments in U.K. upstream activities. Finally, the U.K. government, subject to consultation, intends to abolish North Sea royalty. It is anticipated that royalty will not be abolished until after 2002. It is estimated that the effect of the tax changes in 2002 will increase the company's 2002 third quarter international provision for deferred income taxes by approximately $140 million.

K.     Condensed Consolidating Financial Information

       In connection with the acquisition of HS Resources, a holding company structure was implemented (see Note A. for a discussion of the new organization).

       On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank on parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Operating Corporation and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is now required to present condensed consolidating financial information. Since neither the new holding company nor any guarantee arrangement existed during the first or second quarter of 2001, comparative consolidating financial information is not presented.

       The following condensed consolidating financial information presents the balance sheet as of June 30, 2002, the related statement of operations for the second quarter and first six months of 2002, and the related statement of cash flows for the first six months of 2002, for (a) Kerr-McGee Corporation, the holding company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.



                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                       For the Three Months June 30, 2002


                                                Kerr-McGee      Guarantor      Non-Guarantor
  (Millions of dollars)                         Corporation    Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                -----------    ------------    -------------     ------------     ------------

  Sales                                              $   .1           $78.4           $913.7          $ (60.2)          $932.0
                                                -----------    ------------    -------------     ------------     ------------

  Costs and Expenses
    Costs and operating expenses                          -            22.0            423.4            (60.5)           384.9
    Selling, general and administrative
      expenses                                            -            86.7             34.9                -            121.6
    Shipping and handling expenses                        -             (.4)            25.5                -             25.1
    Depreciation and depletion                            -            31.9            155.7                -            187.6
    Asset impairment                                      -             3.2            154.3                -            157.5
    Exploration, including dry holes and
      amortization of undeveloped leases                  -             3.2             43.6                -             46.8
    Taxes, other than income taxes                      (.1)            3.8             24.5                -             28.2
    Provision for environmental remediation
      and restoration                                     -            73.8             14.2                -             88.0
    Interest and debt expenses                         28.1            64.2             28.3            (52.0)            68.6
                                                -----------    ------------    -------------     ------------     ------------
        Total Costs and Expenses                       28.0           288.4            904.4           (112.5)         1,108.3

                                                      (27.9)         (210.0)             9.3             52.3           (176.3)
  Other Income (Loss)                                (180.9)          118.8              9.4             38.6            (14.1)
                                                -----------    ------------    -------------     ------------     ------------
  Income (Loss) before Income Taxes                  (208.8)          (91.2)            18.7             90.9           (190.4)
  Benefit (Provision) for Income Taxes                 72.6            38.8            (59.9)           (38.8)            12.7
                                                -------------  -------------   -------------     ------------     ------------
  Income (Loss) from Continuing Operations           (136.2)          (52.4)           (41.2)            52.1           (177.7)
  Income from Discontinued Operations,
       net of tax                                         -               -            119.7                -            119.7
                                                -------------  -------------   -------------     ------------     ------------
  Net Income (Loss)                                 $(136.2)         $(52.4)          $ 78.5           $ 52.1         $  (58.0)
                                                =============  =============   ==============    ============     ============




                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                        For the Six Months June 30, 2002


                                                Kerr-McGee      Guarantor      Non-Guarantor
  (Millions of dollars)                         Corporation    Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                                -----------    ------------    -------------     ------------     ------------

  Sales                                         $         -         $ 154.9         $1,724.7         $ (149.1)        $1,730.5
                                                -----------    ------------    -------------     ------------     ------------

  Costs and Expenses
    Costs and operating expenses                          -            49.7            843.9           (149.7)           743.9
    Selling, general and administrative
      expenses                                            -           100.7             76.4                -            177.1
    Shipping and handling expenses                        -             2.6             51.6                -             54.2
    Depreciation and depletion                            -            64.1            326.7                -            390.8
    Asset Impairment                                      -             3.2            154.3                -            157.5
    Exploration, including dry holes and
      amortization of undeveloped leases                  -             5.2             73.5                -             78.7
    Taxes, other than income taxes                        -             9.8             44.8                -             54.6
    Provision for environmental remediation
      and restoration                                     -            73.8             16.6                -             90.4
    Interest and debt expenses                         55.1           128.8             56.4           (101.0)           139.3
                                                -----------    ------------    -------------     ------------     ------------
        Total Costs and Expenses                       55.1           437.9          1,644.2           (250.7)         1,886.5

                                                      (55.1)         (283.0)            80.5            101.6           (156.0)
  Other Income (Loss)                                (244.5)          209.3             25.2            (27.9)           (37.9)
                                                -----------    ------------    -------------     ------------     ------------
  Income (Loss) before Income Taxes                  (299.6)          (73.7)           105.7             73.7           (193.9)
  Benefit (Provision) for Income Taxes                107.7            32.7            (93.2)           (32.7)            14.5
                                                -----------    ------------    -------------     ------------     ------------
  Income (Loss) from Continuing Operations           (191.9)          (41.0)            12.5             41.0           (179.4)
  Income from Discontinued Operations,
       net of tax                                         -               -            126.9                -            126.9
                                                -----------    ------------    -------------     ------------     ------------
  Net Income (Loss)                                 $(191.9)         $(41.0)          $139.4          $  41.0           $(52.5)
                                                ===========    ============    =============     ============     ============



                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                  June 30, 2002


                                                Kerr-McGee       Guarantor    Non-Guarantor
  (Millions of dollars)                         Corporation    Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                -----------    ------------   -------------     ------------     ------------

  ASSETS
  Current Assets
    Cash                                           $      -       $    2.3        $   140.8      $        -         $  143.1
    Intercompany receivables                          984.4           44.5          1,385.1        (2,414.0)               -
    Notes and accounts receivable                         -           37.3            510.5             (.5)           547.3
    Inventories                                           -            7.4            392.5               -            399.9
    Deposits, prepaid expenses                            -           62.6             61.9            (1.8)           122.7
    Current assets associated with properties
      held for disposal                                   -            1.1            101.3               -            102.4
                                                -----------    ------------   -------------    -------------    -------------
        Total Current Assets                          984.4          155.2          2,592.1        (2,416.3)         1,315.4

  Property, Plant and Equipment, net                      -        2,048.5          5,516.7               -          7,565.2
  Other Assets                                         12.5          763.1            227.3           (82.4)           920.5
  Goodwill                                                -          347.1              8.6               -            355.7
  Long-term Assets Associated with Properties
    Held for Disposal                                     -            2.5            738.6               -            741.1
  Investments in and Advances to Subsidiaries       1,416.2        4,549.1          1,848.2        (7,813.5)               -
                                                -----------    ------------   -------------   --------------    -------------
         Total Assets                              $2,413.1       $7,865.5        $10,931.5      $(10,312.2)        $10,897.9
                                                ===========    ============   =============   ==============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                               $   45.2       $   68.3        $   541.4      $        -         $  654.9
    Short-term borrowings                                 -             .2                -               -               .2
    Intercompany borrowings                               -        1,377.3          1,041.6        (2,418.9)               -
    Long-term debt due within one year                    -            7.5                -               -              7.5
    Other current liabilities                          27.4         (107.3)           777.0            (1.8)           695.3
    Current liabilities associated with
      properties held for disposal                        -              -             41.9               -              41.9
                                                -----------    -----------    -------------   --------------    -------------
        Total Current Liabilities                      72.6        1,346.0          2,401.9        (2,420.7)          1,399.8

  Long-Term Debt                                    1,847.1        2,019.7            492.2               -           4,359.0
  Deferred Credits and Reserves                           -        1,097.8            819.1             (.7)          1,916.2
  Long-term Liabilities Associated with
    Properties Held for Disposal                          -              -            159.2               -             159.2
  Investments by and Advances from Parent                 -              -            826.9          (826.9)                -
  Stockholders' Equity                                493.4        3,402.0          6,232.2        (7,063.9)          3,063.7
                                                ------------   -----------    -------------   --------------    --------------
      Total Liabilities and Stockholders'
        Equity                                     $2,413.1       $7,865.5        $10,931.5      $(10,312.2)        $10,897.9
                                                ============   ===========    =============   ==============    ==============




                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2002




                                                  Kerr-McGee       Guarantor         Non-Guarantor
(Millions of dollars)                            Corporation      Subsidiaries       Subsidiaries    Eliminations     Consolidated
                                                 -----------      ------------       -------------   ------------     ------------

Operating Activities
--------------------
Net income (loss)                                    $(191.9)          $ (41.0)         $    139.4         $ 41.0        $   (52.5)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities -
    Depreciation, depletion and amortization               -              65.3               360.8              -            426.1
    Asset impairment                                       -               3.2               179.0              -            182.2
    Equity in earnings of subsidiaries                 180.2            (139.3)                  -          (40.9)               -
    Dry hole costs                                         -                 -                15.3              -             15.3
    Deferred income taxes                                  -             (37.6)              (62.5)             -           (100.1)
    Provision for environmental remediation
      and restoration of inactive sites                    -              73.8                16.6              -             90.4
    Gain on sale and retirement of assets                  -              (1.3)             (104.8)             -           (106.1)
    Noncash items affecting income                       0.1              68.2                40.8              -            109.1
    Other net cash provided by (used in)
        operating activities                            (7.2)            118.0                53.4             .5            164.7
                                                 -------------    -------------       -------------   -------------    -----------
           Net Cash Provided by (Used in)
             Operating Activities                      (18.8)            109.3               638.0             .6            729.1
                                                 -------------    -------------       -------------   -------------    -----------

Investing Activities
--------------------
Capital expenditures                                       -            (77.2)             (548.8)              -           (626.0)
Dry hole expense                                           -                -               (15.3)              -            (15.3)
Exploration and production divestitures                    -                -               292.0               -            292.0
Other investing activities                                 -             (3.3)              (18.3)              -            (21.6)
                                                 -------------    -------------       -------------   -------------    -----------
           Net Cash Used in Investing
             Activities                                    -            (80.5)             (290.4)              -           (370.9)
                                                 -------------    -------------       -------------   -------------    -----------

Financing Activities
--------------------
Issuance of long-term debt                             350.0                -               492.2              -             842.2
Repayment of long-term debt                                -            (18.7)           (1,029.2)             -          (1,047.9)
Increase (decrease) short-term borrowings                  -                -                (8.2)             -              (8.2)
Increase (decrease) in intercompany notes
  payable                                             (245.9)           (11.3)              257.8            (.6)                -
Issuance of common stock                                 4.9                -                   -              -               4.9
Dividends paid                                         (90.2)               -                   -              -             (90.2)
                                                 -------------    -------------       -------------   -------------    -----------
           Net Cash Provided by (Used in)
             Financing Activities                       18.8            (30.0)             (287.4)           (.6)           (299.2)
                                                 -------------    -------------       -------------   -------------    -----------
Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -                -                (7.2)             -              (7.2)
                                                 -------------    -------------       -------------   -------------    -----------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                             -             (1.2)               53.0              -              51.8
Cash and Cash Equivalents at Beginning of
   Period                                                  -              3.5                87.8              -              91.3
                                                 -------------    -------------       -------------   -------------    -----------
Cash and Cash Equivalents at End of Period           $     -           $  2.3           $   140.8          $   -         $   143.1
                                                 =============    =============       =============   =============    ===========

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

       Vicinity Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the National Priority List promulgated by EPA under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of the areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the work required by the two orders. Chemical has completed the required excavation and restoration work at the park site and will be monitoring the site pending final EPA approval. Work at the residential sites is expected to be substantially complete by the end of 2002.

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

       Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that much of the facility's production was dedicated to United States government contracts. Title X was amended in 1998 to increase the amount authorized for reimbursement to $140 million plus inflation adjustments. Through June 30, 2002, Chemical has been reimbursed approximately $146 million under Title X. These reimbursements are provided by congressional appropriations.

       Historically, congressional authorizations under Title X have lagged Chemical's cleanup expenditures. At June 30, 2002, the amount of claims filed by Chemical but not yet reimbursed by the DOE totaled approximately $96 million. The Congress has passed a bill that would bring the congressional authorizations current as well as authorize reimbursement for the government's share of future costs. The bill currently is awaiting the President's signature.

       Forest Products

       The forest products business of Chemical treats railroad ties with wood preservatives. Chemical currently operates wood treatment plants in six states and has formerly owned wood-treating plants in other states. Wood preservatives and other substances used in the wood-treatment process are or may be present at some of these sites and require cleanup. Costs associated with the cleanup activities are accrued when losses are probable and costs are reasonably estimable.

       The EPA has notified Chemical that it is a potentially responsible party at a former wood treatment site in New Jersey that has been listed by the EPA as a Superfund site. EPA has alleged the site was once owned and operated by a predecessor of Chemical. EPA has preliminarily estimated that cleanup costs may approximate $120 million or more. Chemical is evaluating possible defenses to any claim by EPA for response costs. The company has not provided a reserve for the site as it is not possible to reliably estimate whatever liability Chemical may have for the cleanup because of uncertainties regarding Chemical's connection to the site.

       The company and Chemical have been named in 22 lawsuits in three states (Mississippi, Louisiana and Pennsylvania) in connection with present and former forest products operations. The lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process. Some of the lawsuits are filed on behalf of specifically named individual plaintiffs, while others purport to be filed on behalf of classes of allegedly similarly situated plaintiffs. Lead lawyers for the plaintiffs claim that in the aggregate about 10,000 persons are involved or otherwise represented as plaintiffs in these cases.

       The company has reached an agreement to settle five of the seven cases pending in Mississippi. The settlements address approximately 6,000 claims asserted against the company in Mississippi. The settlements do not cover the remaining two cases, known as Maranatha Faith Center v. Kerr-McGee and Jamison v. Kerr-McGee, which involve 27 plaintiffs who allege property damage and/or personal injury arising out of a site near the company's Mississippi operation. In addition, the company has an agreement in principle to settle all of the cases pending in Louisiana. This agreement addresses approximately 3,000 claims asserted against the company in Louisiana. The settlements are subject to a number of conditions, including the signing of releases by a specified number of claimants and court approval of various matters. The company also is seeking to resolve the cases filed in Pennsylvania and the two remaining cases in Mississippi, and pending any resolution is vigorously defending those cases.

       The company established a $70 million reserve for the above settlements and the estimated liability for the remaining cases, making the total reserve for litigation related to forest products $86 million. The company believes the reserve is adequate to cover the potential liability associated with these matters. In light of the inherent uncertainties associated with litigation, however, there is no assurance that the company will not be required to adjust the reserve in the future.

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

       The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because:

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

       As of June 30, 2002, the company had reserves totaling $224 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $46 million for the West Chicago sites and $39 million for forest products sites. Cumulative expenditures at all environmental sites through June 30, 2002, total $977 million. Also at June 30, 2002, the company had litigation reserves totaling approximately $115 million for the reasonably estimable losses associated with litigation, including the $86 million for former forest products operations. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

M.     Business Segments

       Following is a summary of sales and operating profit for each of the company's business segments for the second quarter and first six months of 2002 and 2001.


                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                             June 30,
(Millions of dollars)                                    2002           2001                 2002           2001
                                                     --------          ------             --------        --------

Sales
  Exploration and production                          $ 614.6          $624.6             $1,149.2        $1,371.4
  Chemicals - Pigment                                   264.8           245.0                481.3           493.2
  Chemicals - Other                                      52.4            49.6                 99.8            96.7
                                                      -------          ------             --------        ---------
                                                        931.8           919.2              1,730.3         1,961.3
  All other                                                .2              .1                   .2              .2
                                                      -------          ------             --------        --------
      Total Sales                                     $ 932.0          $919.3             $1,730.5        $1,961.5
                                                      =======          ======             ========        ========

Operating Profit
  Exploration and production                          $  44.0          $299.2             $  162.7        $  703.0
  Chemicals - Pigment                                    13.3            25.9                  1.8            62.3
  Chemicals - Other                                      (1.1)            3.6                  2.5           (19.5)
                                                      -------          ------             --------        --------
      Total Operating Profit                             56.2           328.7                167.0           745.8

Other Income (Expense) (1)                             (246.6)          (64.8)              (360.9)           72.5
                                                      -------          ------             --------        --------

Income (Loss) from Continuing Operations
  before Income Taxes                                  (190.4)          263.9               (193.9)          818.3
Benefit (Provision) for Income Taxes                     12.7           (97.8)                14.5          (303.1)
                                                      -------          ------             --------        --------

Income (Loss) from Continuing Operations               (177.7)          166.1               (179.4)          515.2

Discontinued Operations, Net of Income
  Taxes                                                 119.7             8.9                126.9            14.8

Cumulative Effect of Change in Accounting
  Principle, Net of Income Taxes                            -               -                    -           (20.3)
                                                      -------          ------             --------        --------
  Net Income (Loss)                                   $ (58.0)         $175.0             $  (52.5)       $   509.7
                                                      =======          ======             ========        =========


(1) The 2002 second quarter and six months include pretax charges of $73.8 million for environmental provisions and $70 million for litigation provisions. These amounts are included as corporate provisions since the items relate to former operations that are not part of the company's current operating activities. The first six months of 2001 includes a gain of $181.4 million associated with the reclassification of 85% of the corporate investment in Devon common stock to "trading" from "available for sale" category of investments.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2002 Results with 2001 Results

Second-quarter 2002 loss from continuing operations totaled $177.7 million, compared with income of $166.1 million for the same 2001 period. Loss from continuing operations for the first six months of 2002 was $179.4 million, compared with income of $515.2 million for the same 2001 period. The net loss for the 2002 second quarter was $58 million, compared with 2001 second-quarter net income of $175 million. For the first six months of 2002, the net loss was $52.5 million, compared with net income of $509.7 million for the same 2001 period.

Second-quarter 2002 operating profit was $56.2 million, down 83% from $328.7 million in the 2001 quarter. Operating profit for the 2002 second quarter was impacted by special charges totaling $172 million, including $157.5 million for impairment of oil and gas assets, mainly non-core assets held for sale that do not meet the criteria for discontinued operations, and $14.2 million relating to environmental provisions for operating sites. Excluding these special charges, the decrease in operating profit was primarily due to lower crude oil, natural gas and pigment sales prices, higher depreciation expense, and higher operating expense for the exploration and production unit, partially offset by higher crude oil, natural gas and pigment sales volumes and lower pigment per-unit production costs.

Operating profit for the first six months of 2002 was $167 million, compared with $745.8 million in the same 2001 period. Operating profit was negatively impacted by higher asset impairment charges; lower crude oil, natural gas and pigment sales prices; higher depreciation expense; and higher operating expense for the exploration and production unit, partially offset by higher crude oil, natural gas and pigment sales volumes and lower exploration expense.

The second-quarter 2002 other expense totaled $246.6 million, compared with $64.8 million in the same 2001 period. In July 2002, a review of the company's environmental remediation projects was completed and additional reserves totaling $73.8 million were determined to be necessary to provide for costs related to activities at former plant sites. Also in the 2002 second quarter, the company agreed to settle certain forest products litigation claims for which $70 million in reserves were provided. Excluding these items, other expense totaled $102.8 million in the second quarter of 2002, compared with $64.8 million in 2001. The increase in the 2002 second quarter was primarily due to higher net interest expense resulting from increased debt balances and foreign currency transaction losses, compared with gains in 2001, partially offset by gains on derivative instruments.

Other expense for the first six months of 2002 was $360.9 million, compared with other income of $72.5 million for the same 2001 period. For the first six months of 2002, other expense included special pretax charges of $73.8 million for environmental provisions and $70 million for litigation reserves. Benefiting other income in the first six months of 2001 was a pretax special gain of $181.4 million associated with the reclassification of 85% of the company's investment in Devon common stock to "trading" from "available for sale" (see note B). Excluding these special items, the increase in other expense for the first six months of 2002 was primarily due to higher net interest expense, foreign currency transaction losses compared with 2001 gains, higher losses from equity affiliates and losses on derivative instruments compared with 2001 gains.

The income tax benefit for the second quarter of 2002 was $12.7 million, compared with tax expense of $97.8 million in the same 2001 period. For the first six months of 2002, the income tax benefit was $14.5 million, compared with tax expense of $303.1 million in 2001. The income tax benefit for both 2002 periods included a $55.3 million tax benefit related to environmental provisions and litigation reserves. The provision for the first six months of 2001 included $63.5 million of tax expense related to the reclassification of the Devon common stock. Excluding the tax effect on these items, the decrease in provisions for both 2002 periods is due primarily to lower income.

SEGMENT OPERATIONS

Exploration and Production -

Operating profit for the second quarter of 2002 was $44 million, compared with $299.2 million for the same 2001 period. Operating profit for the first six months of 2002 and 2001 was $162.7 million and $703 million, respectively. The decrease in operating profit in both 2002 periods was primarily due to lower crude oil and natural gas sales prices, higher depreciation and depletion expense, and higher operating costs, partially offset by higher crude oil and natural gas sales volumes. In addition, partially offsetting the decline in operating profit for the first six months of 2002 was lower exploration expense compared with the same period in 2001.

Revenues were $614.6 million and $624.6 million for the three months ended June 30, 2002 and 2001, respectively, and $1,149.2 million and $1,371.4 million for the first six months of 2002 and 2001, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 2002 and 2001.


                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                      2002             2001            2002             2001
                                                   ------------     ------------    ------------    -------------

 Crude oil and condensate sales
 (thousands of bbls/day)
   Domestic
       Offshore                                           54.3            55.6             53.8             56.0
       Onshore                                            29.4            18.5             29.3             19.1
   North Sea                                              98.0            99.3            104.5            104.4
   Other International                                     8.5             8.8              8.6              8.9
                                                        ------          ------           ------           ------
             Total continuing operations                 190.2           182.2            196.2            188.4
   Discontinued operations                                 5.6             8.7              7.3              8.0
                                                        ------          ------           ------           ------
             Total                                       195.8           190.9            203.5            196.4
                                                        ======          ======           ======           ======

 Average crude oil sales price (per barrel)
   Domestic
       Offshore                                         $22.19           $22.85          $20.23           $23.94
       Onshore                                           21.54            24.68           19.95            26.17
   North Sea                                             22.74            26.37           21.08            25.61
   Other International                                   23.82            21.30           20.34            22.04
   Average for continuing operations                     22.44            24.88           20.65            25.00
   Discontinued operations                              $21.35           $25.44          $19.42           $24.66

 Natural gas sold (MMcf/day)
   Domestic
       Offshore                                            253              297             248              289
       Onshore                                             379              162             381              162
   North Sea                                                99               64             100               66
                                                        ------          -------          ------           ------
             Total                                         731              523             729              517
                                                        ======          =======          ======           ======

 Average natural gas sales price (per Mcf)
   Domestic
       Offshore                                          $3.32            $4.81           $2.91            $5.90
       Onshore                                            3.02             4.42            2.75             5.77
   North Sea                                              1.81             2.11            2.32             2.68
   Average                                               $2.96            $4.36           $2.74            $5.45


During the 2002 second quarter, the company announced that the Leadon field in the North Sea was operating at lower volumes than initially projected. Commissioning of the production facilities, mechanical malfunctions, drilling problems and reservoir performance have all contributed to the lower than expected results. The company is currently evaluating possible solutions for addressing the primary performance issues. Once these activities are completed, the production performance and the value of the field will be re-evaluated. The Leadon field in the North Sea achieved first oil in November 2001. The company's investment in the Leadon field totals $877 million.

Chemicals - Pigment

Second-quarter 2002 operating profit was $13.3 million on revenues of $264.8 million, compared with operating profit of $25.9 million on revenues of $245 million for the same 2001 period. For the first six months of 2002 and 2001, operating profit was $1.8 million and $62.3 million, respectively, on revenues of $481.3 million and $493.2 million, respectively. Revenues increased in the second quarter of 2002 due to higher pigment sales volumes, partially offset by lower pigment sales prices. The decline in operating profit in the 2002 second quarter was primarily due to higher costs of pigment sales, partially offset by higher revenues. Revenues for the first six months of 2002 decreased compared with the same 2001 period, primarily due to lower pigment sales prices, partially offset by higher pigment sales volumes. The decline in operating profit for the first six months of 2002 was primarily due to lower revenues and higher pigment costs of sales.

Chemicals - Other

Operating loss in the 2002 second quarter was $1.1 million on revenues of $52.4 million, compared with operating profit of $3.6 million on revenues of $49.6 million in the same 2001 period. Operating profit for the first six months of 2002 was $2.5 million on revenues of $99.8 million, compared with an operating loss of $19.5 million on revenues of $96.7 million in the same 2001 period. The 2002 second quarter includes a special charge of $7 million associated with an increase in environmental provisions at Henderson, Nev. Impacting the first six months of 2001 was a $24.9 million special charge for the termination of manganese metal production at the Hamilton, Miss., electrolytic facility.
Excluding these special charges, operating profit for both 2002 periods increased primarily due to improved results from the forest products operations. The company is considering options for exiting the forest products business.

Financial Condition

At June 30, 2002, the company's net working capital position was a negative $84.4 million, compared with a negative $136 million at June 30, 2001, and a positive $192.2 million at December 31, 2001. The current ratio was .9 to 1 at both June 30, 2002 and 2001, compared with 1.2 to 1 at December 31, 2001. The negative working capital at both June 30, 2002 and 2001, was not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has sufficient unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

The company's percentage of net debt (debt less cash) to capitalization was 58% at June 30, 2002, compared with 59% at December 31, 2001, and 43% at June 30, 2001. The increase from June 30, 2001, resulted primarily from the acquisition of HS Resources. The company had unused lines of credit and revolving credit facilities of $1,462.2 million at June 30, 2002. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $420 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS.

In April 2002, the company issued $350 million of 5.375% notes due April 15, 2005. See note B regarding the interest rate swap associated with this debt. The proceeds received by the company were used to repay various short-term borrowings.

Operating activities provided net cash of $729.1 million in the first six months of 2002. The cash provided by operating activities and proceeds from exploration and production divestitures in the first six months of 2002 was sufficient to pay the company's capital expenditures of $626 million, repay the net reduction in long-term debt of $205.7 million and pay dividends of $90.2 million.

Capital expenditures for the first six months of 2002, excluding dry hole costs and acquisitions, totaled $626 million, compared with $855.3 million for the same period last year. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 91% of the 2002 total. Chemical - pigment expenditures were 6% of the 2002 total. Chemical - other and corporate incurred the remaining 3% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

Commodity Market Risk

In March 2002, the company hedged a portion of its oil and natural gas production for the period April through December 2002 to increase the predictability of its cash flows and support additional capital projects. The company hedged a total of 16.5 million barrels of North Sea crude oil production, 8.3 million barrels of domestic crude oil production and 68.8 million MMBtu of domestic natural gas production. The fair value of the hedge contracts outstanding at June 30, 2002, was a liability of $23.4 million for North Sea crude oil, $13.5 million for domestic crude oil and $15.2 million for domestic natural gas.

Critical Accounting Policies

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by the company generally do not change the company's reported cash flows or liquidity. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to the company.

The more significant reporting areas impacted by management's judgments and estimates are crude oil and natural gas reserve estimation, impairment of assets, site dismantlement, environmental remediation, litigation and tax accruals. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, legal counsel, environmental studies and historical experience in similar matters. Actual amounts could differ from the estimates as additional information becomes known.

Oil and Gas Reserves

The estimates of oil and gas reserves are prepared by the company's geologists and engineers. Only proved oil and gas reserves are included in any financial statement disclosure. The Securities and Exchange Commission has defined proved reserves as the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Even though the company's geologists and engineers are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the estimates. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each field. Revisions in the estimated reserves may be necessary due to reservoir performance, new drilling, sales price and cost changes, technological advances, new geological or geophysical data or other economic factors. The company cannot predict the amounts or timing of future reserve revisions.

Depreciation rates are determined based on these reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depreciation expense for a property will change, assuming no change in production volumes or the costs capitalized. Reserves are the basis for accumulating the estimated costs for the dismantlement and removal of the company's oil and gas production and related facilities. Such costs are presently accumulated over the estimated life of the facilities by use of the unit-of-production method. Estimated reserves may also be used as the basis for calculating the expected future cash flows from a property, which are used to determine whether that property may be impaired. Reserves are also used to estimate the supplemental disclosure of the standardized measure of discounted future net cash flows relating to its oil and gas producing activities. Changes in the estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

Successful Efforts Method of Accounting

The company has elected to utilize the successful efforts method of accounting for its oil and gas exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as oil and gas is produced. The successful efforts method reflects the inherent volatility in exploring for and producing oil and gas. The accounting method may yield significantly different operating results than the full cost method.

Impairment of Assets

All long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, gas or chemicals, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates and other factors. The need to test a property for impairment may result from significant declines in sales prices, unfavorable adjustments to oil and gas reserves, tax law changes, and changes in environmental or abandonment regulations. Assets held for sale are reviewed for impairment when the company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the company cannot predict when or if future impairment charges will be recorded.

Environmental Remediation, Litigation and Other Contingency Reserves

Kerr-McGee management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. It is not possible for management to reliably estimate the amount and timing of all future expenditures related to environmental, legal or other contingent matters because of continually changing laws and regulations, inherent uncertainties associated with court and regulatory proceedings as well as cleanup requirements and related work, the possible existence of other potentially responsible parties, and the changing political and economic environment. For these reasons, actual environmental, litigation and other contingency costs can vary significantly from the company's estimates. For additional information about contingencies, refer to Note L.

Tax Accruals

The company has operations in several countries around the world and is subject to income and other similar taxes in these countries. The estimation of the amounts of income tax to be recorded by the company involves interpretation of complex tax laws and regulations, evaluation of tax audit findings, and assessment of how the foreign taxes effect domestic taxes. Although the company's management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

     The above description of the company's critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

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


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

         A. The company and its wholly owned subsidiary Kerr-McGee Chemical, LLC are involved in litigation in connection with current and former forest products operations. See Item 3 of the company's 2001 Annual Report on Form 10-K, which is incorporated herein by reference, for additional information on this and other contingencies.

             The company has reached an agreement to settle five of the seven cases pending in Mississippi. The settlements address approximately 6,000 claims asserted against the company in Mississippi. The settlements do not cover the remaining two cases, known as Maranatha Faith Center v. Kerr-McGee and Jamison v. Kerr-McGee, which involve 27 plaintiffs who allege property damage and/or personal injury arising out of a site near the company's Mississippi operation. In addition, the company has an agreement in principle to settle all of the cases pending in Louisiana. This agreement addresses approximately 3,000 claims asserted against the company in Louisiana. The settlements are subject to a number of conditions, including the signing of releases by a specified number of claimants and court approval of various matters. The company also is seeking to resolve the cases filed in Pennsylvania and the two remaining cases in Mississippi, and pending any resolution is vigorously defending those cases.

             The company established a $70 million reserve for the above settlements and the estimated liability for the remaining cases, making the total reserve for litigation related to forest products $86 million. The company believes the reserve is adequate to cover the potential liability associated with these matters. In light of the inherent uncertainties associated with litigation, however, there is no assurance that the company will not be required to adjust the reserve in the future.

         B. The company's wholly owned chemical subsidiary operates through an indirect subsidiary the downstream portion of an Australian joint venture. The joint venture, known as Tiwest Pty Ltd, engages in the production of titanium dioxide pigment. The company has a 50% interest in the joint venture. The joint venture received a complaint and notice of violation from the Department of Environmental Waters and Catchment Protection in Western Australia alleging violations of the Environmental Protection Act (1986). This matter currently is pending in the Court of Petty Sessions, Perth, Western Australia, and concerns a chlorine release at the facility. The liability of the joint venture and the amount of any monetary fine are uncertain. As currently filed, the maximum fine is $625,000 (Australian dollars), and is not expected to have a material adverse effect on the company.

         C. For a discussion of contingencies, reference is made to the Environmental Matters section of Management's Discussion and Analysis in the 2001 Annual Report to Stockholders, which is incorporated by reference in Item 7 of the 2001 Form 10-K. See also note L to the consolidated financial statements included herein. Reference is also made to Item 3 of the company's 2001 Annual Report on Form 10-K and Part II Item 1 of the company's 2002 First Quarter Report on Form 10-Q, which are incorporated herein by reference.

Item 4.      Submission of Matters to a Vote of Security Holders

        (a)  The 2002 annual meeting of stockholders was held on May 14, 2002.

        (b)  Directors elected at the 2002 annual meeting were the following:

                  Matthew R. Simmons
                  Nicholas J. Sutton
                  Ian L. White-Thomson

             Directors whose term of office continues after the 2002 annual meeting were the following:

                  William E. Bradford                         Martin C. Jischke
                  Luke R. Corbett                             William C. Morris
                  Sylvia A. Earle                             Leroy C. Richie
                  David C. Genever-Watling                    Farah M. Walters

        (c)  The following matters were voted upon at the annual meeting:

             (1) Following are the directors elected at the 2002 annual meeting and the tabulation of votes Related to each nominee.

                                                                Votes
                                          Affirmative           Withheld
                                          -----------           --------

                Matthew R. Simmons         82,459,084          4,158,950
                Nicholas J. Sutton         82,274,536          4,343,498
                Ian L. White-Thomson       82,423,701          4,194,333

             (2) The stockholders ratified the appointment of Ernst & Young LLP as independent public Accountants for 2002. Affirmative votes were 84,810,166; negative votes were 2,890,135, and abstentions were 131,558.

             (3) The stockholders approved the 2002 Annual Incentive
                 Compensation Plan. Affirmative Votes were 82,298,008; negative votes were 3,703,230, and abstentions were 301,061.

             (4) The stockholders approved the 2002 Long Term Incentive Plan.
                 Affirmative votes were 67,905,999; negative votes were 10,300,044, and abstentions were 418,576.

             (5) The  stockholders approved  the Amendment of  the Amended and
                 Restated Certificate of Incorporation of Kerr-McGee Operating Corporation. Affirmative votes were 72,457,276; negative votes were 5,674,492 and abstentions were 492,852.

Item 6.      Exhibits and Reports on Form 8-K.

        (a)  Exhibits -

             Exhibit No
             ----------

               10.1 The 2002 Annual Incentive Compensation Plan effective
                    May 14,2002.

               10.2 The 2002 Long Term Incentive Plan effective May 14, 2002.

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b)  Reports on Form 8-K -

             On May 21, 2002, the company filed a report on Form 8-K announcing a conference call to discuss its interim second-quarter 2002 financial and operating activities and expectations for the future.

             On June 20, 2002, the company filed a report on Form 8-K announcing a conference call to discuss its interim second-quarter 2002 financial and operating activities and expectations for the future.

             On July 22, 2002, the company filed a report on Form 8-K announcing a conference call to discuss its second-quarter 2002 financial and operating results and expectations for the future.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KERR-McGEE CORPORATION

  Date:  August 9, 2002                   By:/s/ John M. Rauh
         --------------                      ----------------------------------
                                                John M. Rauh
                                                Vice President and Controller
                                                and Chief Accounting Officer