Form 10-Q
period 2002-09-30
KERR MCGEE CORP /DE
filed 2002-11-08
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                               Yes   X      No
                                    ---

Number of shares of common stock, $1.00 par value, outstanding as of September 30, 2002: 100,377,804.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three Months Ended                 Nine Months Ended
                                                                            September 30,                     September 30,
 (Millions of dollars, except per-share amounts)                         2002             2001             2002             2001
                                                                    ------------     ------------     ------------     -------------
Sales                                                                $   984.4        $   863.7        $ 2,714.9        $ 2,825.2
                                                                    ------------     ------------     ------------     -------------

Costs and Expenses
     Costs and operating expenses                                        412.3            330.1          1,156.2            932.9
     Selling, general and administrative expenses                         61.0             57.9            238.1            161.5
     Shipping and handling expenses                                       32.1             29.2             86.3             84.6
     Depreciation and depletion                                          184.6            179.6            575.4            502.5
     Asset impairment                                                     24.0             47.3            181.5             60.5
     Exploration, including dry holes and
          amortization of undeveloped leases                              70.2             45.5            148.9            137.4
     Taxes, other than income taxes                                       28.8             25.6             83.4             88.4
     Provision for environmental remediation and restoration,
          net of recoveries                                              (20.0)            78.4             70.4             82.1
     Interest and debt expense                                            68.4             47.7            207.7            129.5
                                                                    ------------     ------------     ------------     -------------
                Total Costs and Expenses                                 861.4            841.3          2,747.9          2,179.4
                                                                    ------------     ------------     ------------     -------------

                                                                         123.0             22.4            (33.0)           645.8
Other Income (Expense)                                                   (14.1)             2.8            (52.0)           197.7
                                                                    ------------     ------------     ------------     -------------

Income (Loss) before Income Taxes                                        108.9             25.2            (85.0)           843.5
Provision for Income Taxes                                              (195.7)            (7.9)          (181.2)          (311.0)
                                                                    ------------     ------------     ------------     -------------

Income (Loss) from Continuing Operations                                 (86.8)            17.3           (266.2)           532.5
Income from Discontinued Operations (net of income tax provision
     (benefit) of $ .7 and $6.7 for the third quarter of 2002 and
     2001, respectively, and $(23.8) and $17.5 for the first nine
     months of 2002 and 2001, respectively)                                 .4              9.0            127.3             23.8
Cumulative Effect of Change in Accounting Principle
     (net of benefit for income taxes of $10.8)                              -                -                -            (20.3)
                                                                    ------------     ------------     ------------     -------------

Net Income (Loss)                                                    $   (86.4)       $    26.3        $  (138.9)       $   536.0
                                                                    ============     ============     ============     =============

Income (Loss) per Common Share
     Basic -
          Continuing operations                                      $   (.86)        $    .18         $   (2.65)       $    5.54
          Discontinued operations                                           -              .09              1.27              .25
          Cumulative effect of change in accounting principle               -                -                 -             (.21)
                                                                    ------------     ------------     ------------     -------------

                   Total                                             $   (.86)        $    .27         $   (1.38)       $    5.58
                                                                    ============     ============     ============     =============
     Diluted -
          Continuing operations                                      $   (.86)        $    .18         $   (2.65)       $    5.17
          Discontinued operations                                           -              .09              1.27              .22
          Cumulative effect of change in accounting principle               -                -                 -             (.19)
                                                                    ------------     ------------     ------------     -------------

                   Total                                             $   (.86)        $    .27         $   (1.38)       $    5.20
                                                                    ============     ============     ============     =============

Dividends Declared per Common Share                                  $    .45         $    .45         $    1.35        $    1.35
                                                                    ============     ============     ============     =============

The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                          September 30,      December 31,
(Millions of dollars)                                                                         2002               2001
                                                                                        ---------------    --------------

ASSETS
------
Current Assets
     Cash                                                                                 $    142.3         $     91.3
     Accounts receivable                                                                       563.3              421.0
     Inventories                                                                               369.1              428.7
     Deposits, prepaid expenses and other assets                                               113.0              351.1
     Current assets associated with properties held for disposal                                73.1               75.4
                                                                                        ---------------    --------------
               Total Current Assets                                                          1,260.8            1,367.5
                                                                                        ---------------    --------------

Property, Plant and Equipment                                                               13,565.0           13,402.7
     Less reserves for depreciation, depletion and amortization                             (6,033.9)          (6,024.8)
                                                                                        ---------------    --------------
                                                                                             7,531.1            7,377.9
                                                                                        ---------------    --------------

Investments and Other Assets                                                                 1,012.8              784.1
Goodwill                                                                                       355.4              354.8
Long-term Assets Associated with Properties Held for Disposal                                  670.0            1,076.6
                                                                                        ---------------    --------------

               Total Assets                                                               $ 10,830.1         $ 10,960.9
                                                                                        ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Accounts payable                                                                     $    624.3         $    619.5
     Short-term borrowings                                                                        .2                8.4
     Long-term debt due within one year                                                          5.8               26.4
     Other current liabilities                                                                 634.1              475.5
     Current liabilities associated with properties held for disposal                           47.4               45.5
                                                                                        ---------------    --------------
               Total Current Liabilities                                                     1,311.8            1,175.3
                                                                                        ---------------    --------------

Long-Term Debt                                                                               4,260.3            4,539.4
                                                                                        ---------------    --------------

Deferred Income Taxes                                                                        1,342.0            1,387.3
Other Deferred Credits and Reserves                                                            784.5              645.9
Long-Term Liabilities Associated with Properties Held for Disposal                             226.6               38.9
                                                                                        ---------------    --------------
                                                                                             2,353.1            2,072.1
                                                                                        ---------------    --------------
Stockholders' Equity
     Common stock, par value $1 - 300,000,000 shares
          authorized, 100,385,103 shares issued at 9-30-02
          and 100,186,350 shares issued at 12-31-01                                            100.4              100.2
     Capital in excess of par value                                                          1,687.3            1,676.6
     Preferred stock purchase rights                                                             1.0                1.0
     Retained earnings                                                                       1,268.5            1,542.6
     Accumulated other comprehensive loss                                                      (82.2)             (64.2)
     Common shares in treasury, at cost - 7,299 shares
          at 9-30-02 and 1,020 at 12-31-01                                                       (.4)               (.1)
     Deferred compensation                                                                     (69.7)             (82.0)
                                                                                        ---------------    --------------
               Total Stockholders' Equity                                                    2,904.9            3,174.1
                                                                                        ---------------    --------------

               Total Liabilities and Stockholders' Equity                                 $ 10,830.1         $ 10,960.9
                                                                                        ===============    ==============

The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30,
(Millions of dollars)                                                       2002               2001
                                                                      -------------      -------------
Operating Activities
--------------------
Net income (loss)                                                      $   (138.9)        $    536.0
Adjustments to reconcile net income or loss to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                                630.1              549.7
    Asset impairment                                                        207.6               60.5
    Dry hole costs                                                           48.8               43.6
    Deferred income taxes                                                   126.3              147.1
    Provision for environmental remediation and
      restoration, net of recoveries                                         80.0               82.1
    Gain on exploration and production divestitures                        (108.6)                 -
    (Gain) loss on sale and retirement of assets                              2.7               (3.6)
    Noncash items affecting net income or loss                              116.8             (151.8)
    Other net cash provided by (used in) operating activities                77.7              (49.7)
                                                                      -------------      -------------
        Net Cash Provided by Operating Activities                         1,042.5            1,213.9
                                                                      -------------      -------------

Investing Activities
--------------------
Capital expenditures                                                       (886.2)          (1,349.2)
Dry hole expense                                                            (48.8)             (43.6)
Proceeds from exploration and production divestitures                       412.0                  -
Acquisitions                                                                (23.8)            (980.8)
Other investing activities                                                    8.8              (47.3)
                                                                      -------------      -------------
        Net Cash Used in Investing Activities                              (538.0)          (2,420.9)
                                                                      -------------      -------------

Financing Activities
--------------------
Issuance of long-term debt                                                  783.0            1,703.0
Repayment of long-term debt                                              (1,092.4)            (416.2)
Decrease in short-term borrowings                                            (8.2)              (3.3)
Issuance of common stock                                                      5.4               31.8
Dividends paid                                                             (135.4)            (127.9)
                                                                      -------------      -------------
        Net Cash Provided by (Used in) Financing Activities                (447.6)           1,187.4
                                                                      -------------      -------------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                (5.9)              (2.9)
                                                                      -------------      -------------

Net Increase (Decrease) in Cash and Cash Equivalents                         51.0              (22.5)

Cash and Cash Equivalents at Beginning of Period                             91.3              144.0
                                                                      -------------      -------------

Cash and Cash Equivalents at End of Period                             $    142.3         $    121.5
                                                                      =============      =============

The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

A.      Basis of Presentation

        The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K. Presentation of the 2001 amounts has been changed to be consistent with the presentation of the oil and gas operations in Kazakhstan, Indonesia and Australia as discontinued in 2002 (see note D).

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

        In March 2002, the company hedged a portion of its oil and gas production for the period April through December 2002 to increase the predictability of its cash flows and support additional capital projects. Excluding the Denver-Julesburg Basin production, the hedges outstanding at September 30, 2002, cover approximately 61% of the expected remaining 2002 oil production (57% of the total worldwide expected remaining 2002 oil production) and approximately 47% of expected remaining 2002 U.S. gas production (34% of the total U.S.
        expected remaining 2002 gas production). These positions have been designated and qualify as cash flow hedges of a portion of 2002 production.

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

        The following table sets forth the company's outstanding oil and natural gas hedging contracts executed in 2002 and their fair value at September 30, 2002.

                                                                                         U.S. Natural Gas
                          North Sea Oil Hedging            U.S. Oil Hedging                   Hedging
      (Millions of     -----------------------------  ----------------------------  -----------------------------
        dollars)          Notional       Liability      Notional       Liability      Notional       Liability
                          Volumes          Fair          Volumes          Fair         Volumes          Fair
      2002                 (Bbls)          Value         (Bbls)          Value         (MMBtu)         Value
      ---------------  ---------------  ------------  --------------   -----------  --------------  -------------
      October            1,860,000          $(10.4)      930,000          $ (5.9)     7,750,000          $ (4.6)
      November           1,800,000           (10.0)      900,000            (5.7)     7,500,000            (7.8)
      December           1,860,000           (10.2)      930,000            (5.7)     7,750,000            (9.4)
                       ---------------  ------------  --------------   -----------  --------------  -------------

      Total              5,520,000          $(30.6)    2,760,000          $(17.3)    23,000,000          $(21.8)
                       ===============  ============  ==============   ===========  ==============  =============

        The changes in fair value of these contracts are recorded in accumulated other comprehensive loss to the extent the hedges are effective. The amounts in accumulated other comprehensive loss, $69.1 million loss at September 30, 2002, will be recognized in earnings when the contracts are settled under the terms of the swap agreements. The company expects to reclassify all of the existing net losses (assuming no further changes in fair market value of the contracts) at September 30, 2002, into earnings during the next quarter. Losses from the 2002 hedging program totaling $33 million and $58.2 million were recognized in the 2002 third quarter and in the first nine months of 2002, respectively. These losses offset the prices realized on the physical sale of the crude oil and natural gas. The losses for hedge ineffectiveness recognized in other income were $1 million in the 2002 third quarter and $1.2 million for the nine months.

        In May 2002, the company began accounting for certain of its previously existing derivative instruments as hedges against fluctuating commodity prices for its Denver-Julesburg Basin natural gas production. The company has in place through October 2002 natural gas fixed-price swaps totaling 110,000 MMBtu per day at an average price of $2.82 per MMBtu. The fixed-price swaps cover approximately 19% of the expected remaining 2002 gas production from the Denver-Julesburg Basin (5% of the total U.S. expected remaining 2002 gas production) and will be settled using the closing price on NYMEX. In connection with these fixed price swaps, the company also entered into natural gas basis swaps covering 75,000 MMBtu per day through October 2002. The fixed price and basis swaps had a net asset fair value of $.1 million at September 30, 2002, and the company had deferred gains totaling $2.7 million in accumulated other comprehensive income associated with these contracts. The company expects to reclassify the entire amount of these gains (assuming no further changes in fair market value of the contracts) into earnings by the end of October 2002. During the 2002 third quarter, a $14 million gain was recognized related to contracts that settled during the period, and for the first nine months of 2002, a $17.6 million gain was recognized. These gains offset the prices realized on the physical sale of the natural gas. The amount of the hedge ineffectiveness in the 2002 third quarter and nine months was immaterial.

        As discussed in the company's 2001 Form 10-K, the company is also party to other commodity contracts that have not been accounted for as hedges and are recorded at their fair market value on the balance sheet and marked-to-market through income each month. The net fair market value of these commodity-related derivatives was a $37.8 million asset at September 30, 2002. The net gain associated with these derivatives totaled $1.6 million in the third quarter of 2002 and a net loss of $25.6 million in the first nine months of 2002.

        From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive loss. The estimated fair value of these contracts at September 30, 2002, was recorded as a $5.9 million liability. The $9.3 million loss in accumulated other comprehensive loss at September 30, 2002, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). In the third quarter and nine months of 2002, the company reclassified $1.4 million and $3.8 million, respectively, of losses on forward contracts from accumulated other comprehensive loss to operating expenses in the income statement. Of the existing net losses at September 30, 2002, approximately $3.8 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the third quarter, and since forward exchange rates are used to measure the derivative values and the forward contracts have not been closed early, ineffectiveness was not material.

        The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rate changes. The estimated fair value of these contracts was immaterial. Almost all of the pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.

        In connection with the issuance of $350 million of 5.375% notes due April 15, 2005, the company entered into an interest rate swap agreement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus 87.5 basis points. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes. The estimated fair value of the interest rate swap was recorded as an asset of $25.1 million at September 30, 2002. The company recognized a $2.1 million interest expense reduction in the 2002 third quarter and $3.9 million in the first nine months of 2002 from the swap arrangement.

        During October 2002, the company began adding to its existing oil and gas hedging positions and expects to continue its oil and gas hedging program in 2003. See Item 3. Quantitative and Qualitative Disclosures about Market Risk.

C.      Goodwill and Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS 142, "Goodwill and Other Intangible Assets." FAS 141 requires all business combinations initiated after September 30, 2001, to be accounted for under the purchase method. The company adopted FAS 141 for its acquisition of HS Resources. The company adopted FAS 142 on January 1, 2002, for all goodwill and other intangible assets. This statement changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization method to an impairment approach. The nonamortization provisions of this standard were immediately applicable for any goodwill acquired after June 30, 2001. The company has completed its 2002 impairment test for goodwill and indefinite lived intangibles, with no impairment being indicated.

        The acquired intangible assets and goodwill of the company as of September 30, 2002, were as follows:

                                                                     Gross
                                                                   Carrying       Accumulated
     (Millions of dollars)                                          Amount        Amortization
                                                                   ---------      ------------
     Amortized intangible assets:
          Proprietary seismic library (10-year life) and other      $    2.1              $ .2
          Marketing intangible assets (5-year life)                     16.9               3.6
                                                                   ---------      ------------
               Total                                                $   19.0              $3.8
                                                                   =========      ============

                                                                   Carrying
                                                                    Amount
                                                                   ---------
     Unamortized intangible assets:
          Intellectual properties associated
               with pigment manufacturing processes                 $   52.1

          Goodwill                                                  $  355.4


        Amortization of purchased intangibles for each of the next five years is estimated to be $5.1 million in 2003, $3.4 million in 2004, $3.4 million in 2005, $.9 million in 2006 and $.4 million in 2007. Of the goodwill recorded on the balance sheet of the company at September 30, 2002, $346.8 million relates to the exploration and production segment, and $8.6 million relates to the chemical pigment segment. For the first nine months of 2002, the chemical pigment segment goodwill increased $.8 million as a result of foreign currency translation gains.

        The following table presents net income (loss) for each period exclusive
        of   amortization   expense   recognized  in  such  periods  related  to
        intangibles and goodwill, which are no longer amortized.

                                             Three Months Ended         Nine Months Ended
                                                 September 30,             September 30,
     (Millions of dollars)                     2002       2001           2002        2001
                                              -------    ------        -------     ------
       Reported net income (loss)             $(86.4)     $26.3        $(138.9)    $536.0
       Add back intangible amortization,
            net of tax                             -        1.3              -        2.5
                                              ------      -----        -------     ------
       Adjusted net income (loss)             $(86.4)     $27.6        $(138.9)    $538.5
                                              ======      =====        =======     ======

        Diluted earnings per share for the third quarter of 2001 would have been 1 cent per share higher or 28 cents, and for the first nine months of 2001 would have been 2 cents per share higher, or $5.22, if the new standard had been applied in 2001.

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

        During the second quarter of 2002, the company approved a plan to dispose of its exploration and production interest in the Jabung block of Sumatra, Indonesia. During the first quarter of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan and of its interest in the Bayu-Undan project in the East Timor Sea offshore Australia. The results of these operations have been reported separately as discontinued operations in the company's Consolidated Statement of Operations for both 2002 and 2001. On June 13, 2002, the company completed the sale of its interest in the Jabung block in Sumatra for $170.7 million in cash with $11 million contingent purchase price pending government approval of the LPG project. The sale resulted in a pretax gain of $72.5 million (excluding the contingent purchase). On May 3, 2002, the company completed the sale of its interest in the Bayu-Undan project for $132.3 million in cash. The sale resulted in a pretax gain of $34.8 million. The net proceeds received by the company were used to reduce outstanding debt.

        Revenues applicable to the discontinued operations totaled $4.6 million and $19.8 million for the three months ended September 30, 2002 and 2001, respectively, and $29.8 million and $55.3 million for the nine months ended September 30, 2002 and 2001, respectively.

        As part of the company's strategic plan to divest non-core oil and gas properties, certain U.S., North Sea, Kazakhstan and Ecuador oil and gas assets held for disposal were evaluated and deemed impaired during the 2002 second and third quarters. The impairment losses reflect the difference between the estimated sales prices for the individual properties or group of properties, less the cost to sell, and the carrying amount of the net assets. The amount of the impairment loss associated with the U.S., North Sea and Ecuador assets held for sale totaled $36.8 million in the 2002 third quarter and $183.4 million for the first nine months of 2002. These amounts are reported as asset impairment in the Consolidated Statement of Operations. Also during the 2002 third quarter, the company reversed a portion of the impairment loss recognized in the 2002 second quarter as a result of higher estimates for sales prices on certain U.S. onshore properties than originally estimated. A total of $30.1 million was reversed from the previous quarter's impairment charge and was reflected in asset impairment in the Consolidated Statement of Operations. The impairment associated with the disposal of the Kazakhstan assets is reported as part of discontinued operations, which includes an asset impairment loss of $1.4 million in the 2002 third quarter and $26.1 million in the first nine months of 2002.

        Impairment provisions have also been made for a Gulf of Mexico field and a northwest North Sea field that the company does not currently plan to dispose of since the current estimate of future cash flows from the properties were less than the carrying value of the assets. Impairment losses to write down these two properties to fair value totaled $17.3 million in the 2002 third quarter and $28.2 million during the first nine months of 2002 and are reported as asset impairments in the Consolidated Statements of Operations.

        The assets and liabilities of all the discontinued operations and other assets being held for sale have been reclassified as Assets/Liabilities Associated with Properties Held for Disposal in the Consolidated Balance Sheet.

E.      Income Tax and Interest Payments

        Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:
                                                        Nine Months Ended
                                                          September 30,
        (Millions of dollars)                           2002         2001
                                                      -------       ------

        Income tax payments                           $  69.3       $344.3
        Less refunds received                          (264.3)       (19.0)
                                                      -------       ------
        Net income tax payments (refunds)             $(195.0)      $325.3
                                                      =======       ======

        Interest payments                             $ 217.0       $130.2
                                                      =======       ======

F.      Financial Instruments and Comprehensive Income

        The third-quarter 2002 comprehensive loss was $120.6 million, compared with comprehensive income of $30.6 million in the prior-year third quarter. For the first nine months ended September 30, 2002, comprehensive loss was $156.9 million, compared with comprehensive income of $476.5 million in the same 2001 period.

        The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at September 30, 2002, or December 31, 2001. At September 30, 2002, and December 31, 2001, available-for-sale securities for which fair value can be determined were as follows:

                                                     September 30, 2002                      December 31, 2001
                                                -----------------------------        -------------------------------
                                                                     Gross                                   Gross
                                                                   Unrealized                             Unrealized
                                                Fair                Holding           Fair                  Holding
     (Millions of dollars)                      Value    Cost         Gain           Value      Cost         Loss
                                                -----    ----      ----------        -----      ----      ----------


      Equity securities                          $73.3   $31.9       $13.4 (1)        $58.7     $31.9        $(1.2) (1)
      U.S. government obligations -
        Maturing within one year                    -        -           -              2.9       2.9            -
        Maturing between one year
         and four years                            1.5     1.5           -              1.7       1.7            -
                                                                     -----                                   -----
             Total                                                   $13.4                                   $(1.2)
                                                                     =====                                   =====

        (1) These amounts include $28 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.

G.      Equity Affiliates

        Investments in equity affiliates totaled $120.1 million at September 30, 2002, and $101 million at December 31, 2001. Equity loss related to the investments is included in Other Income in the Consolidated Statement of Operations and totaled $4.8 million and $2.6 million for the three months ended September 30, 2002 and 2001, respectively. For the first nine months of 2002, the equity loss totaled $20.5 million, compared with a loss of $3.6 million for the same 2001 period.

H.      Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month and nine-month periods ended September 30, 2002 and 2001.

                                                             For the Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------
                                                         2002                                         2001
                                         -------------------------------------        ------------------------------------
                                            Loss                                        Income
                                            from                                         from
     (In millions, except                Continuing                  Per-Share        Continuing                 Per-Share
     per-share amounts)                  Operations      Shares        Loss           Operations     Shares       Income
                                         ----------      ------      ---------        ----------     ------      ---------

     Basic EPS                               $(86.8)      100.4         $(.86)            $17.3        98.5        $.18
                                                                        =====                                      ====

     Effect of Dilutive Securities:
      5 1/4% convertible debentures               -           -                               -           -
      Stock options                               -           -                               -           -
                                             ------      ------                           -----      ------
     Diluted EPS                             $(86.8)      100.4         $(.86)            $17.3        98.5        $.18
                                             ======      ======         =====             =====      ======        ====


                                                              For the Nine Months Ended September 30,
                                         ---------------------------------------------------------------------------------
                                                         2002                                         2001
                                         -------------------------------------        ------------------------------------
                                            Loss                                        Income
                                            from                                         from
     (In millions, except                Continuing                  Per-Share        Continuing                 Per-Share
     per-share amounts)                  Operations      Shares        Loss           Operations     Shares       Income
                                         ----------      ------      ---------        ----------     ------      ---------

     Basic EPS                              $(266.2)      100.3        $(2.65)           $532.5        96.1       $5.54
                                                                       ======                                     =====

     Effect of Dilutive Securities:
      5 1/4% convertible debentures               -           -                            16.0         9.8
      Stock options                               -           -                               -          .2
                                            -------      ------        ------            ------       -----       -----
     Diluted EPS                            $(266.2)      100.3        $(2.65)           $548.5       106.1       $5.17
                                            =======      ======        ======            ======       =====       =====

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

        The company sold $199.2 million and $152.6 million of its pigment receivables during the third quarter of 2002 and 2001, respectively. The sale of the receivables resulted in pretax losses of $1.2 million and $2.3 million during the third quarter of 2002 and 2001, respectively. During the first nine months of 2002 and 2001, the company sold $485.1 million and $460.5 million, respectively, of its pigment receivables. The sale of the receivables resulted in pretax losses of $3.5 million and $6.9 million during the first nine months of 2002 and 2001, respectively. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold totaled $114.3 million at September 30, 2002, and $96.1 million at December 31, 2001.

J.      Income Taxes

        The reported amount of income tax expense attributable to loss from continuing operations for the first nine months of 2002 differs from the amount that would be computed using the U.S. Federal income tax rate. The primary reasons for the difference and related tax effects are as follow:

                                                               Income
        (Millions of dollars)                                   Tax
                                                              Expense
                                                              -------
        U.S. statutory rate - 35%                             $  29.8
           U.K. tax rate change                                (146.4)
           Reversal of deferred tax asset associated
              with U.K. properties held for sale                (51.6)
           U.K. petroleum revenue tax                           (19.5)
           All other                                              6.5
                                                              -------
                                                              $ 181.2
                                                              =======


        On July 24, 2002, the United Kingdom government made certain changes to its existing tax laws. Under one of these changes, companies will pay a supplementary corporate tax charge of 10% on profits from their U.K. oil and gas production. This is in addition to the current 30% corporate tax on these profits. The U.K. government has also accelerated tax depreciation for capital investments in U.K. upstream activities. Finally, the U.K. government, subject to consultation, intends to abolish North Sea royalty. It is anticipated that royalty will not be abolished until after 2002. The catch-up adjustment for the tax rate changes increased the company's 2002 third-quarter provision for deferred income taxes by $137.6 million and the current provision on operations for the first two quarters of 2002 by $8.8 million.

K.      Condensed Consolidating Financial Information

        In connection with the acquisition of HS Resources, a holding company structure was implemented (see Note A. for a discussion of the new organization).

        On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank on parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Operating Corporation and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information.

        The following condensed consolidating financial information presents the statement of operations for the third quarter and first nine months of 2002 and 2001, the balance sheet as of September 30, 2002, and December 31, 2001, and the statement of cash flows for the first nine months of 2002 and 2001, for (a) Kerr-McGee Corporation, the holding company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2002


                                                Kerr-McGee        Guarantor        Non-Guarantor
  (Millions of dollars)                         Corporation      Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                               --------------    -------------     --------------     -------------    -------------

  Sales                                            $     -           $  80.6            $1,008.1          $(104.3)         $ 984.4
                                               --------------    -------------     --------------     -------------    -------------

  Costs and Expenses
    Costs and operating expenses                         -              27.2               489.8           (104.7)           412.3
    Selling, general and administrative
      expenses                                           -              17.3                43.7                -             61.0
    Shipping and handling expenses                       -               1.3                30.8                -             32.1
    Depreciation and depletion                           -              30.2               154.4                -            184.6
    Asset impairment                                     -                 -                24.0                -             24.0
    Exploration, including dry holes and
      amortization of undeveloped leases                 -               2.2                68.0                -             70.2
    Taxes, other than income taxes                      .1               4.8                23.9                -             28.8
    Provision for environmental remediation
      and restoration, net of recoveries                 -             (25.8)                5.8                -            (20.0)
    Interest and debt expense                         29.0              64.4                25.1            (50.1)            68.4
                                               --------------    -------------     --------------     -------------    -------------
        Total Costs and Expenses                      29.1             121.6               865.5           (154.8)           861.4
                                               --------------    -------------     --------------     -------------    -------------

                                                     (29.1)            (41.0)              142.6             50.5            123.0
  Other Income (Expense)                              (1.2)            159.0                (4.1)          (167.8)           (14.1)
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) before Income Taxes                  (30.3)            118.0               138.5           (117.3)           108.9
  Benefit (Provision) for Income Taxes                 9.9            (199.7)             (205.6)           199.7           (195.7)
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) from Continuing Operations           (20.4)            (81.7)              (67.1)            82.4            (86.8)
  Income from Discontinued Operations,
       net of tax                                        -                 -                  .4                -               .4
                                               --------------    -------------     --------------     -------------    -------------
  Net Income (Loss)                                $ (20.4)          $ (81.7)           $  (66.7)         $  82.4          $ (86.4)
                                               ==============    =============     ==============     =============    =============


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2001


                                                Kerr-McGee        Guarantor        Non-Guarantor
  (Millions of dollars)                         Corporation      Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                               --------------    -------------     --------------     -------------    -------------

  Sales                                            $     -           $  (2.2)           $  931.3          $ (65.4)         $ 863.7
                                               --------------    -------------     --------------     -------------    -------------

  Costs and Expenses
    Costs and operating expenses                         -               1.2               394.5            (65.6)           330.1
    Selling, general and administrative
      expenses                                           -              14.4                43.6              (.1)            57.9
    Shipping and handling expenses                       -                 -                29.2                -             29.2
    Depreciation and depletion                           -               2.1               177.5                -            179.6
    Asset impairment                                     -                 -                47.3                -             47.3
    Exploration, including dry holes and
      amortization of undeveloped leases                 -                 -                45.5                -             45.5
    Taxes, other than income taxes                       -                .9                24.7                -             25.6
    Provision for environmental remediation
      and restoration                                    -              78.4                   -                -             78.4
    Interest and debt expense                          6.6              50.0                33.8            (42.7)            47.7
                                               --------------    -------------     --------------     -------------    -------------
        Total Costs and Expenses                       6.6             147.0               796.1           (108.4)           841.3
                                               --------------    -------------     --------------     -------------    -------------

                                                      (6.6)           (149.2)              135.2             43.0             22.4
  Other Income (Expense)                            (125.6)            172.5                45.8            (89.9)             2.8
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) before Income Taxes                 (132.2)             23.3               181.0            (46.9)            25.2
  Benefit (Provision) for Income Taxes                38.5             (17.7)              (46.4)            17.7             (7.9)
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) from Continuing Operations           (93.7)              5.6               134.6            (29.2)            17.3
  Income from Discontinued Operations,
       net of tax                                        -                 -                 9.0                -              9.0
                                               --------------    -------------     --------------     -------------    -------------
  Net Income (Loss)                                $ (93.7)          $   5.6            $  143.6          $ (29.2)         $  26.3
                                               ==============    =============     ==============     =============    =============


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2002


                                                Kerr-McGee        Guarantor        Non-Guarantor
  (Millions of dollars)                         Corporation      Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                               --------------    -------------     --------------     -------------    -------------

  Sales                                            $     -           $ 235.5           $2,732.8           $(253.4)        $2,714.9
                                               --------------    -------------     --------------     -------------    -------------

  Costs and Expenses
    Costs and operating expenses                         -              76.9            1,333.7            (254.4)         1,156.2
    Selling, general and administrative
      expenses                                           -             118.0              120.1                 -            238.1
    Shipping and handling expenses                       -               3.9               82.4                 -             86.3
    Depreciation and depletion                           -              94.3              481.1                 -            575.4
    Asset impairment                                     -               3.1              178.4                 -            181.5
    Exploration, including dry holes and
      amortization of undeveloped leases                 -               7.4              141.5                 -            148.9
    Taxes, other than income taxes                      .1              14.6               68.7                 -             83.4
    Provision for environmental remediation
      and restoration, net of recoveries                 -              48.0               22.4                 -             70.4
    Interest and debt expense                         84.1             193.2               81.5            (151.1)           207.7
                                               --------------    -------------     --------------     -------------    -------------
        Total Costs and Expenses                      84.2             559.4            2,509.8            (405.5)         2,747.9
                                               --------------    -------------     --------------     -------------    -------------

                                                     (84.2)           (323.9)             223.0             152.1            (33.0)
  Other Income (Expense)                            (245.7)            368.3               21.1            (195.7)           (52.0)
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) before Income Taxes                 (329.9)             44.4              244.1             (43.6)           (85.0)
  Benefit (Provision) for Income Taxes               117.6            (167.0)            (298.8)            167.0           (181.2)
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) from Continuing Operations          (212.3)           (122.6)             (54.7)            123.4           (266.2)
  Income from Discontinued Operations,
       net of tax                                        -                 -              127.3                 -            127.3
                                               --------------    -------------     --------------     -------------    -------------
  Net Income (Loss)                                $(212.3)          $(122.6)          $   72.6           $ 123.4         $ (138.9)
                                               ==============    =============     ==============     =============    =============


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2001


                                                Kerr-McGee        Guarantor        Non-Guarantor
  (Millions of dollars)                         Corporation      Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                               --------------    -------------     --------------     -------------    -------------

  Sales                                            $     -          $   (6.4)          $3,105.2           $(273.6)        $2,825.2
                                               --------------    -------------     --------------     -------------    -------------

  Costs and Expenses
    Costs and operating expenses                         -               3.3             1204.0            (274.4)           932.9
    Selling, general and administrative
      expenses                                           -              41.8              119.7                 -            161.5
    Shipping and handling expenses                       -                 -               84.6                 -             84.6
    Depreciation and depletion                           -               6.2              496.3                 -            502.5
    Asset impairment                                     -                 -               60.5                 -             60.5
    Exploration, including dry holes and
      amortization of undeveloped leases                 -                .1              137.3                 -            137.4
    Taxes, other than income taxes                       -               4.3               84.1                 -             88.4
    Provision for environmental remediation
      and restoration, net of recoveries                 -              82.1                  -                 -             82.1
    Interest and debt expense                          6.6             148.9              104.9            (130.9)           129.5
                                               --------------    -------------     --------------     -------------    -------------
        Total Costs and Expenses                       6.6             286.7            2,291.4            (405.3)         2,179.4
                                               --------------    -------------     --------------     -------------    -------------

                                                      (6.6)           (293.1)             813.8             131.7            645.8
  Other Income (Expense)                            (125.6)          1,161.0              132.0            (969.7)           197.7
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) before Income Taxes                 (132.2)            867.9              945.8            (838.0)           843.5
  Benefit (Provision) for Income Taxes                (3.0)           (332.2)            (308.0)            332.2           (311.0)
                                               --------------    -------------     --------------     -------------    -------------
  Income (Loss) from Continuing Operations          (135.2)            535.7              637.8            (505.8)           532.5
  Income from Discontinued Operations,
       net of tax                                        -                 -               23.8                 -             23.8
  Cumulative Effect of Change in Accounting
       Principle, net of tax                             -             (21.0)                .7                 -            (20.3)
                                               --------------    -------------     --------------     -------------    -------------
  Net Income (Loss)                                $(135.2)         $  514.7           $  662.3           $(505.8)        $  536.0
                                               ==============    =============     ==============     =============    =============


                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                               September 30, 2002


                                                 Kerr-McGee        Guarantor       Non-Guarantor
  (Millions of dollars)                          Corporation     Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                                 ------------    -------------     --------------     -------------    -------------
  ASSETS
  ------
  Current Assets
    Cash                                          $      -          $    2.2         $   140.1        $        -         $   142.3
    Intercompany receivables                         911.1             165.1           1,432.2          (2,508.4)                -
    Notes and accounts receivable                        -              60.6             502.7                 -             563.3
    Inventories                                          -               7.2             361.9                 -             369.1
    Deposits, prepaid expenses and other assets          -              55.7              59.1              (1.8)            113.0
    Current assets associated with properties
      held for disposal                                  -                 -              73.1                 -              73.1
                                                 ------------    -------------     -------------    ---------------    -------------
        Total Current Assets                         911.1             290.8           2,569.1          (2,510.2)          1,260.8

  Property, Plant and Equipment, net                     -           2,011.9           5,519.2                 -           7,531.1
  Investments and Other Assets                        12.2             835.3             244.7             (79.4)          1,012.8
  Goodwill                                               -             346.8               8.6                 -             355.4
  Long-term Assets Associated with Properties
    Held for Disposal                                    -               1.5             668.5                 -             670.0
  Investments in and Advances to Subsidiaries      1,388.1           4,254.0           2,003.4          (7,645.5)                -
                                                 ------------    -------------     -------------    ---------------    -------------
         Total Assets                             $2,311.4          $7,740.3         $11,013.5        $(10,235.1)        $10,830.1
                                                 ============    =============     =============    ===============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current Liabilities
    Accounts payable                              $   45.2          $   64.9         $   514.2        $        -         $   624.3
    Short-term borrowings                                -                .2                 -                 -                .2
    Intercompany borrowings                              -           1,399.4           1,064.9          (2,464.3)                -
    Long-term debt due within one year                   -               5.8                 -                 -               5.8
    Other current liabilities                         (2.3)           (204.3)            842.5              (1.8)            634.1
    Current liabilities associated with
      properties held for disposal                       -                 -              47.4                 -              47.4
                                                 ------------    -------------     -------------    ---------------    -------------
        Total Current Liabilities                     42.9           1,266.0           2,469.0          (2,466.1)          1,311.8

  Long-Term Debt                                   1,847.1           1,980.1             433.1                 -           4,260.3

  Deferred Credits and Reserves                          -           1,207.7             919.8              (1.0)          2,126.5
  Long-term Liabilities Associated with
    Properties Held for Disposal                         -                 -             226.6                 -             226.6
  Investments by and Advances from Parent                -                 -             808.1            (808.1)                -
  Stockholders' Equity                               421.4           3,286.5           6,156.9          (6,959.9)          2,904.9
                                                 ------------    -------------     -------------    ---------------    -------------
      Total Liabilities and Stockholders'
         Equity                                   $2,311.4          $7,740.3         $11,013.5        $(10,235.1)        $10,830.1
                                                 ============    =============     =============    ===============    =============


                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                December 31, 2001


                                                 Kerr-McGee        Guarantor       Non-Guarantor
  (Millions of dollars)                          Corporation     Subsidiaries       Subsidiaries       Eliminations     Consolidated
                                                 ------------    -------------     --------------     -------------    -------------
  ASSETS
  ------
  Current Assets
    Cash                                          $      -          $    3.5         $    87.8        $        -         $    91.3
    Intercompany receivables                       1,001.1            (524.0)          1,866.3          (2,343.4)                -
    Notes and accounts receivable                        -              41.5             379.5                 -             421.0
    Inventories                                          -               4.1             424.6                 -             428.7
    Deposits, prepaid expenses and other assets          -              49.4              78.8             222.9             351.1
    Current assets associated with properties
      held for disposal                                  -                 -              75.4                 -              75.4
                                                 ------------    -------------     -------------    ---------------    -------------
        Total Current Assets                       1,001.1            (425.5)          2,912.4          (2,120.5)          1,367.5
                                                 ------------    -------------     -------------    ---------------    -------------

  Property, Plant and Equipment, net                     -           2,067.3           5,310.6                 -           7,377.9
  Investments and Other Assets                        12.0             641.3             190.4             (59.6)            784.1
  Goodwill                                               -             347.1               7.7                 -             354.8
  Long-term Assets Associated with Properties
    Held for Disposal                                    -               5.8           1,070.8                 -           1,076.6
  Investments in and Advances to Subsidiaries      2,322.4           5,042.5           1,709.1          (9,074.0)                -
                                                 ------------    -------------     -------------    ---------------    -------------
         Total Assets                             $3,335.5          $7,678.5         $11,201.0        $(11,254.1)        $10,960.9
                                                 ============    =============     =============    ===============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current Liabilities
    Accounts payable                              $   45.1          $   94.9         $   479.5        $        -         $   619.5
    Short-term borrowings                                -               0.3               8.1                 -               8.4
    Intercompany borrowings                              -           1,316.3           1,026.9          (2,343.2)                -
    Long-term debt due within one year                   -              23.2               3.2                 -              26.4
    Other current liabilities                         34.0            (185.7)            392.5             234.7             475.5
    Current liabilities associated with
      properties held for disposal                       -                 -              45.5                 -              45.5
                                                 ------------    -------------     -------------    ---------------    -------------
        Total Current Liabilities                     79.1           1,249.0           1,955.7          (2,108.5)          1,175.3

  Long-Term Debt                                   1,497.0           2,016.4           1,026.0                 -           4,539.4

  Deferred Credits and Reserves                          -             952.9           1,070.4               9.9           2,033.2
  Long-term Liabilities Associated with
    Properties Held for Disposal                         -                 -              38.9                 -              38.9
  Investments by and Advances from Parent                -              35.6             954.7            (990.3)                -
  Stockholders' Equity                             1,759.4           3,424.6           6,155.3          (8,165.2)          3,174.1
                                                 ------------    -------------     -------------    ---------------    -------------
      Total Liabilities and Stockholders'
        Equity                                    $3,335.5          $7,678.5         $11,201.0        $(11,254.1)        $10,960.9
                                                 ============    =============     =============    ===============    =============


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2002


                                                   Kerr-McGee       Guarantor      Non-Guarantor
(Millions of dollars)                             Corporation     Subsidiaries      Subsidiaries     Eliminations    Consolidated
                                                  -------------   --------------   ---------------   -------------   ------------
Operating Activities
--------------------
Net income (loss)                                    $(212.3)         $(122.6)         $   72.6          $ 123.4          $(138.9)
Adjustments to reconcile net income or loss to
  net cash provided by operating activities -
     Depreciation, depletion and amortization              -             96.3             533.8                -            630.1
     Asset impairment                                      -                -             207.6                -            207.6
     Equity in earnings of subsidiaries                194.7            (72.3)                -           (122.4)               -
     Dry hole costs                                        -               .1              48.7                -             48.8
     Deferred income taxes                                 -             12.8             113.5                -            126.3
     Provision for environmental remediation
       and restoration, net of recoveries                  -             57.6              22.4                -             80.0
     (Gain) loss on sale and retirement of assets          -               .1            (106.0)               -           (105.9)
     Noncash items affecting net income or loss           .2             44.0              72.6                -            116.8
     Other net cash provided by (used in)
        operating activities                           (36.5)            51.1              63.0               .1             77.7
                                                 --------------   -------------    ---------------   -------------    ------------
           Net Cash Provided by (Used in)
             Operating Activities                      (53.9)            67.1           1,028.2              1.1          1,042.5
                                                 --------------   -------------    ---------------   -------------    ------------

Investing Activities
--------------------
Capital expenditures                                       -           (142.1)           (744.1)               -           (886.2)
Dry hole expense                                           -              (.1)            (48.7)               -            (48.8)
Proceeds from exploration and production
  divestitures                                             -              2.5             409.5                -            412.0
Acquisitions                                               -                -             (23.8)               -            (23.8)
Other investing activities                                 -             31.4             (22.6)               -              8.8
                                                 --------------   -------------    ---------------   -------------    ------------
           Net Cash Used in Investing
             Activities                                    -           (108.3)           (429.7)               -           (538.0)
                                                 --------------   -------------    ---------------   -------------    ------------

Financing Activities
--------------------
Issuance of long-term debt                             350.0                -             433.0                -            783.0
Repayment of long-term debt                                -            (63.2)         (1,029.2)               -         (1,092.4)
Decrease in short-term borrowings                          -                -              (8.2)               -             (8.2)
Increase (decrease) in intercompany
  notes payable                                       (165.7)           103.1              63.7             (1.1)               -
Issuance of common stock                                 5.0                -                .4                -              5.4
Dividends paid                                        (135.4)               -                 -                -           (135.4)
                                                 --------------   -------------    ---------------   -------------    ------------
           Net Cash Provided by (Used in)
             Financing Activities                       53.9             39.9            (540.3)            (1.1)          (447.6)
                                                 --------------   -------------    ---------------   -------------    ------------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -                -              (5.9)               -             (5.9)
                                                 --------------   -------------    ---------------   -------------    ------------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                             -             (1.3)             52.3                -             51.0
Cash and Cash Equivalents at Beginning of
   Period                                                  -              3.5              87.8                -             91.3
                                                 --------------   -------------    ---------------   -------------    ------------
Cash and Cash Equivalents at End of Period           $     -          $   2.2          $  140.1          $     -          $ 142.3
                                                 ==============   =============    ===============   =============    ============


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2001


                                                   Kerr-McGee       Guarantor      Non-Guarantor
(Millions of dollars)                             Corporation     Subsidiaries      Subsidiaries      Eliminations    Consolidated
                                                  -------------   --------------   ---------------    -------------   ------------
Operating Activities
--------------------
Net income (loss)                                    $(131.3)         $ 517.0          $  508.2           $(357.9)         $ 536.0
  Adjustments to reconcile net income or loss to
    net cash provided by operating activities -
     Depreciation, depletion and amortization              -              6.2             543.5                 -            549.7
     Asset impairment                                      -                -              60.5                 -             60.5
     Equity in earnings of subsidiaries                124.7           (483.3)                -             358.6                -
     Dry hole costs                                        -                -              43.6                 -             43.6
     Deferred income taxes                                 -            327.1            (180.0)                -            147.1
     Provision for environmental remediation
       and restoration, net of recoveries                  -             82.1                 -                 -             82.1
     Gain on sale and retirement of assets                 -             (3.6)                -                 -             (3.6)
     Noncash items affecting net income or loss            -           (164.5)             12.7                 -           (151.8)
     Other net cash provided by (used in)
        operating activities                             6.6            (49.9)             (5.7)              (.7)           (49.7)
                                                 --------------   -------------    ---------------    -------------    ------------
           Net Cash Provided by Operating
             Activities                                    -            231.1             982.8                 -          1,213.9
                                                 --------------   -------------    ---------------    -------------    ------------

Investing Activities
--------------------
Capital expenditures                                       -             (7.3)         (1,341.9)                -         (1,349.2)
Dry hole expense                                           -                -             (43.6)                -            (43.6)
Acquisitions                                          (956.9)               -             (23.9)                -           (980.8)
Other investing activities                                 -              6.0             (53.3)                -            (47.3)
                                                 --------------   -------------    ---------------    -------------    ------------
           Net Cash Used in Investing
             Activities                               (956.9)            (1.3)         (1,462.7)                -         (2,420.9)
                                                 --------------   -------------    ---------------    -------------    ------------

Financing Activities
--------------------
Issuance of long-term debt                             900.0            200.0             603.0                 -          1,703.0
Repayment of long-term debt                                -           (342.0)            (74.2)                -           (416.2)
Decrease in short-term borrowings                          -                -              (3.3)                -             (3.3)
Increase (decrease) in intercompany
  notes payable                                         56.9              8.2             (65.1)                -                -
Issuance of common stock                                   -             31.8                 -                 -             31.8
Dividends paid                                             -           (127.9)                -                 -           (127.9)
                                                 --------------   -------------    ---------------    -------------    ------------
           Net Cash Provided by (Used in)
             Financing Activities                      956.9           (229.9)            460.4                 -          1,187.4
                                                 --------------   -------------    ---------------    -------------    ------------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -                -              (2.9)                -             (2.9)
                                                 --------------   -------------    ---------------    -------------    ------------
Net Decrease in Cash and Cash
   Equivalents                                             -              (.1)            (22.4)                -            (22.5)
Cash and Cash Equivalents at Beginning of
   Period                                                  -              2.6             141.4                 -            144.0
                                                 --------------   -------------    ---------------    -------------    ------------
Cash and Cash Equivalents at End of Period           $     -          $   2.5          $  119.0           $     -          $ 121.5
                                                 ==============   =============    ===============    =============    ============

L.      Contingencies

        West Chicago, Illinois

        In 1973, a wholly owned subsidiary, Kerr-McGee Chemical Corporation, now Kerr-McGee Chemical LLC (Chemical), closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in the surrounding areas. In 1979, Chemical filed a plan with the Nuclear Regulatory Commission (NRC) to decommission the facility. In 1990, the NRC transferred jurisdiction over the facility to the State of Illinois (the State). Following is the current status of various matters associated with this former operation.

        Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility. In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The State indicated approval of the agreement and issued license amendments authorizing the work. Chemical expects most of the work to be completed within the next two years, leaving principally only groundwater remediation and/or monitoring for subsequent years.

        Vicinity Areas - The U.S. Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the National Priority List (NPL) promulgated by EPA under authority of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and has designated Chemical as a potentially responsible party in these four areas. The EPA issued unilateral administrative orders for two of the areas (known as the residential areas and Reed-Keppler Park), which require Chemical to conduct removal actions to excavate contaminated soils and ship the soils elsewhere for disposal. Without waiving any of its rights or defenses, Chemical is conducting the work required by the two orders. Pursuant to approvals granted by the State, soils excavated from these properties are returned to the former facility where they are processed for shipment to a permanent disposal facility. Chemical has completed the required excavation and restoration work at the park site. Work at the residential sites is expected to be substantially completed by the end of 2002.

        The other two NPL sites known as the Sewage Treatment Plant and Kress Creek involve low levels of insoluble thorium residues in riverbanks and bottom sediments, virtually all within a floodway. Contaminated areas are dedicated mostly to recreational uses and are part of existing park lands and a forest preserve. Chemical has substantially completed a thorough characterization of these two sites, and now has reached conceptual agreement with local governmental authorities on a cleanup plan. The cleanup plan currently is being reviewed by EPA. It is expected that EPA will approve the plan in 2003 and that the work will take about four years to complete. The agreement is subject to the resolution of certain matters, including agreements regarding potential natural resource damages and government oversight costs, and is expected to be incorporated in a consent decree that will address the outstanding issues. The consent decree must be approved by the EPA and the State, and then entered by a federal court. During the third quarter of 2002, the company added $84 million to its reserves for West Chicago in connection with the cleanup agreement. The $84 million reserve reflects the company's estimate of the costs to implement and complete the agreement, and is not reduced for the government's share under Title X (discussed below).

        Government Reimbursement - Pursuant to Title X of the Energy Policy Act of 1992 (Title X), the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs in recognition of the fact that about 55% of the facility's production was dedicated to United States government contracts. Title X was amended in the third quarter of 2002 to increase the amount authorized for reimbursement to $365 million plus inflation adjustments. The amount authorized for reimbursement under Title X is expected to cover the government's full share of West Chicago cleanup costs. Through September 30, 2002, Chemical has been reimbursed approximately $156 million under Title X.

        Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. At September 30, 2002, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $103 million. As a result of the increased authorizations, this arrearage has been reflected as a receivable in the company's September 30, 2002, financial statements. The company believes receipt of the remaining $103 million in due course following additional congressional appropriations is probable. The company will recognize recovery of the government's share of future remediation costs on the West Chicago sites as the company incurs the costs.

        Henderson, Nevada

        In 1998, the company's Chemical subsidiary closed certain production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. The ammonium perchlorate plant was built in 1953, and was owned by the United States Navy which contracted for operations until 1962, when it was purchased by a predecessor of Chemical. The ammonium perchlorate was used primarily in federal government defense and space programs.

        At the time of closure, Chemical began decommissioning and remediating associated perchlorate contamination, including surface impoundments and groundwater. In 1999 and 2001, Chemical entered into consent orders with the Nevada Department of Environmental Protection that require Chemical to implement a long-term remedial system for groundwater treatment. The long-term groundwater remediation system is based on new technology, and start-up difficulties have been encountered. Chemical currently is evaluating possible solutions as well as possible alternative technologies.

        Decommissioning and remediation costs are estimated to total about $97 million, of which about $76 million has been spent through September 30, 2002. At September 30, 2002, the company's environmental reserves included $21 million for Henderson, which is principally for groundwater remediation. Because of the uncertainties associated with the new technology, it is reasonably possible that additions to the reserve may be required in the future, but the amount of any additions cannot be estimated at this time. However, any additional provision for groundwater remediation is not expected to exceed about $7 million, the amount the company believes is necessary to exhaust the self retention Chemical has remaining on a 10-year $100 million insurance policy that caps the company's exposure for cost overruns associated with groundwater remediation. The amount of additional costs in excess of current reserves that is necessary to exhaust the self-retention could be greater, however, as application of the insurance policy to various components of groundwater remediation costs is a matter currently under discussion with the insurance carrier.

        In 2000, Chemical initiated litigation against the United States Navy seeking contribution for remediation costs (Kerr-McGee Chemical LLC v. United States, No. 1:00CV01285 EGS (D.D.C.)). The litigation is in the early stages of discovery. Although the outcome of the litigation is uncertain, the company believes Chemical is likely to recover a portion of its costs from the government. The amount of any recovery cannot be estimated at this time and, accordingly, the company has not recorded a receivable or otherwise reflected in the financial statements any potential recovery from the government.

        Forest Products

        Chemical operates a forest products business that treats railroad ties with wood preservatives. Chemical currently operates wood treatment plants in five states and has formerly owned wood-treating plants in other states. Wood preservatives and other substances used in the wood-treatment process are or may be present at some of these sites and require cleanup. Costs associated with the cleanup activities are accrued when losses are probable and costs are reasonably estimable.

        New Jersey site - The U.S. EPA notified the company and Chemical on July 6, 1999, they were potentially responsible parties at a former wood treatment site in New Jersey that has been listed by the EPA as a Superfund site. At that time, the company and Chemical knew little about the site since neither the company nor Chemical had owned or operated the site. The site had been owned and operated by a predecessor, which had sold the site to a third party before Chemical became affiliated with the predecessor in 1964. EPA has preliminarily estimated that cleanup costs may reach $120 million or more.

        There are substantial uncertainties about Chemical's connection to and responsibility for the site, and Chemical is evaluating possible defenses to any claim by EPA for response costs. EPA has not articulated the factual and legal basis on which EPA notified the company and Chemical that they are potentially responsible parties. The company assumes the EPA notification is based on a successor liability theory premised on an acquisition made in 1964. However, as noted above, before the 1964 transaction, the site had been sold to a third party and the subsidiary that owned and operated the site had been dissolved. The company believes that Chemical should not be responsible for the liabilities of the predecessor's dissolved subsidiaries.

        The CERCLA statute does not expressly provide for successor liability, and the company believes that the application of the doctrine of corporate successor liability in this instance would violate due process. In addition, there appear to be other potentially responsible parties though the other parties may not have received notification by the EPA. EPA has not ordered the company to perform work at the site and is instead performing the work itself. The company has not provided a reserve for the site as it is not possible to reliably estimate whatever liability the company or Chemical may have for the cleanup because of the aforementioned uncertainties and the existence of other potentially responsible parties.

        Litigation - The company and Chemical have been named in 22 lawsuits in three states (Mississippi, Louisiana and Pennsylvania) in connection with present and former forest products operations. The lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process. Some of the lawsuits are filed on behalf of specifically named individual plaintiffs, while others purport to be filed on behalf of classes of allegedly similarly situated plaintiffs. Lead lawyers for the plaintiffs claim that in the aggregate about 10,000 persons are involved or otherwise represented as plaintiffs in these cases.

        During the third quarter of 2002, the company and Chemical executed settlement agreements to settle five of seven cases pending in connection with Chemical's Columbus, Mississippi, operations. The agreements require payments by Chemical of up to $44 million for the benefit of about 5,500 individually-named plaintiffs who are eligible under the agreements to sign releases. In addition, the agreements require Chemical to pay up to an additional $6 million from any recovery in certain insurance litigation that the company and Chemical filed against their insurance carriers. The insurance litigation is discussed below. The agreements also include a class action settlement fund for the benefit of a class of residents who do not sign individual releases and who do not choose to opt out of the class settlement. The agreements require payments by Chemical totaling a minimum of $3.25 million and a maximum of $7.5 million for the benefit of the class. The precise amount of Chemical's obligations under the agreements depends on the number of class members who submit proof of claim forms. Although, the settlement agreements are expected to resolve substantially all of the Columbus, Mississippi, claims, the settlements will not resolve the claims of any class members who may opt out of the class settlement nor claims by class members arising in the future for currently unmanifested personal injuries. The settlements also do not cover two cases known as Maranatha Faith Center v. Kerr-McGee and Jamison v. Kerr-McGee, which involve 27 plaintiffs who allege property damage and/or personal injury arising out of the Columbus, Mississippi, operations. Chemical is vigorously defending the two remaining lawsuits.

        The implementation of the Mississippi settlements is progressing as expected. Individually-named plaintiffs have delivered approximately 5,000 releases pursuant to the agreements, and the parties currently are in the process of evaluating the releases and addressing exceptions to the agreed upon form and otherwise ensuring the legal sufficiency of the releases. At September 30, 2002, Chemical already has paid about $34 million of the $44 million maximum required under the agreements. No payments will be made to the class settlement fund unless and until the court has certified the class and approved the settlement.

        Also during the third quarter of 2002, the company and Chemical executed settlement agreements to settle all seven cases pending in Louisiana. The agreements require payment by Chemical of up to $12 million for the benefit of about 3,300 individually-named plaintiffs who sign releases. In addition, the agreements require Chemical to pay up to an additional $5 million from any recovery in the insurance litigation mentioned above. The agreements also include a class action settlement fund for the benefit of a class of residents who do not sign individual releases and who do not choose to opt out of the class settlement. The agreements require payments by Chemical totaling a minimum of $1 million and a maximum of $2.5 million for the benefit of the class. The precise amount of Chemical's obligations under the Louisiana agreements will depend on the number of plaintiffs who sign and deliver individual releases and the number of class members who submit proof of claims forms. The agreements are expected to resolve substantially all of the claims in the Louisiana litigation, though they will not resolve the claims of any class members who may opt out of the class.

        The implementation of the Louisiana settlements is progressing as expected. Individually-named plaintiffs have delivered approximately 2,600 releases pursuant to the agreements. The parties currently are in the process of evaluating the releases and addressing exceptions to the agreed upon form and otherwise ensuring the legal sufficiency of the releases. At September 30, 2002, Chemical had not yet paid any portion of the $12 million maximum required under the agreements. On October 1, 2002, Chemical paid $.5 million pursuant to the settlements, and Chemical expects to pay an as-yet undetermined portion of the remainder by year end. No payments will be made to the class settlement fund unless and until the court has certified the class and approved the settlement, which is not expected to occur until sometime in 2003.

        The Mississippi and Louisiana settlements are subject to a number of conditions, including the signing and delivery of releases by named plaintiffs and court approval of various matters. Portions of the settlement agreements, including certification of the settlement class and approval of the class settlement, require court approval. Although court approval is not certain, the company and Chemical expect to obtain court approval in due course. It is expected that some class members may opt out of the settlements and pursue individual claims. It is not expected that the number of potential class members who opt out will be large numbers or that the claims they may pursue will result in additional losses that are material in amount. The company is continuing to vigorously defend eight cases in Pennsylvania and the two remaining cases in Mississippi, pending any settlement of these remaining cases.

        Insurance Litigation - The company and Chemical filed suit against its insurance carriers to recover losses associated with the forest products litigation. The company believes that it has valid claims against its insurers; however, the prospects for recovery are uncertain and the litigation is in its very early stages. Accordingly, the company has not recorded a receivable or otherwise reflected in its financial statements any potential recovery form the insurance litigation.

        Financial Reserves - The company previously established a $70 million reserve in connection with the forest products litigation. Through September 30, 2002, Chemical had paid approximately $34 million pursuant to the settlement agreements (and through November 7, 2002, had paid on additional $4 million). At September 30, 2002, the company's remaining reserves for the forest products litigation totaled $36 million. The company believes the reserve is adequate to cover the potential liability associated with these matters. However, although the company believes that the likelihood of a material increase in the reserve is remote, there is no assurance that the company will not be required to adjust the reserve in the future in light of the inherent uncertainties associated with litigation.

        Other Matters

        The company and/or its subsidiaries are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by the company, its subsidiaries, and/or their predecessors, and include claims for personal injuries and property damages. The company's current and former operations also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company and/or its subsidiaries to cleanup various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA. Similar environmental regulations exist in foreign countries in which the company and/or its subsidiaries operate. Environmental regulations in the North Sea are particularly stringent.

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

           * some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future;

           *  revisions to the remedial design;

           *  unanticipated construction problems;

           *  identification of additional areas or volumes of contamination;

           * inability to implement a planned engineering design or use planned technologies and excavation methods;

           *  changes in costs of labor, equipment and/or technology; and

           *  weather conditions.


        At September 30, 2002, the company had reserves totaling $289 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $119 million for the West Chicago sites, $21 million for Henderson, Nevada, and $37 million for forest products sites. Cumulative expenditures at all environmental sites through September 30, 2002, total $1.005 billion (before considering government reimbursements). Additionally, at September 30, 2002, the company had litigation reserves totaling approximately $82 million for the reasonably estimable losses associated with litigation. This includes $36 million for the forest products litigation described above and $16 million for a litigation settlement negotiated in 1999 involving a former forest products operation located in Hattiesburg, Mississippi, for which payment is expected to be made in the fourth quarter of 2002. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liability at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

M.      Business Segments

        Following is a summary of sales and operating profit for each of the company's business segments for the third quarter and first nine months of 2002 and 2001.


                                                     Three Months Ended                 Nine Months Ended
                                                        September 30,                     September 30,
(Millions of dollars)                               2002            2001(a)            2002            2001(a)
                                                -------------    -------------    --------------    ----------
Sales
  Exploration and production                      $  664.6         $  581.8         $ 1,813.8         $1,953.2
  Chemicals - Pigment                                266.8            234.4             748.1            727.6
  Chemicals - Other                                   53.0             47.5             152.9            144.2
                                                -------------    -------------    -------------     ----------
                                                     984.4            863.7           2,714.8          2,825.0
  All other                                              -                -                .1               .2
                                                -------------    -------------    -------------     ----------
      Total Sales                                 $  984.4         $  863.7         $ 2,714.9         $2,825.2
                                                =============    =============    =============     ==========

Operating Profit
  Exploration and production                      $  170.7         $  158.8         $   333.4         $  861.8
  Chemicals - Pigment                                 18.9              3.5              20.7             65.8
  Chemicals - Other                                   (7.7)             3.0              (5.2)           (16.5)
                                                -------------    -------------    -------------     ----------
      Total Operating Profit                         181.9            165.3             348.9            911.1

Other Expense (b)                                    (73.0)          (140.1)           (433.9)           (67.6)
                                                -------------    -------------    -------------     ----------

Income (Loss) from Continuing Operations
  before Income Taxes                                108.9             25.2             (85.0)           843.5
Provision for Income Taxes                          (195.7)            (7.9)           (181.2)          (311.0)
                                                -------------    -------------    -------------     ----------

Income (Loss) from Continuing Operations             (86.8)            17.3            (266.2)           532.5

Discontinued Operations, Net of Income
  Taxes                                                 .4              9.0             127.3             23.8

Cumulative Effect of Change in Accounting
  Principle, Net of Income Taxes                         -                -                 -            (20.3)
                                                -------------    -------------    -------------     ----------
Net Income (Loss)                                 $  (86.4)        $   26.3         $  (138.9)        $  536.0
                                                =============    =============    =============     ==========

(a) Includes operating results of HS Resources beginning August 1, 2001.

(b) The 2002 third quarter and nine months include pretax charges of $92.8 million and $183.2 million, respectively, for environmental provisions and $2 million and $72 million, respectively, for litigation provisions. Partially offsetting these charges is a Department of Energy mill tailings credit totaling $112.8 million in the 2002 third quarter (see note L). These amounts are included as corporate provisions since the items relate to former operations that are not part of the company's current operating activities. The third quarter and nine months of 2001 include $78.4 million and $82.1 million, respectively, for environmental provisions, net of recoveries. The first nine months of 2001 also includes a gain of $181.4 million associated with the reclassification of 85% of the corporate investment in Devon common stock to "trading" from the "available for sale" category of investments


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Comparison of 2002 Results with 2001 Results

Third-quarter 2002 loss from continuing operations totaled $86.8 million, compared with income of $17.3 million for the same 2001 period. Loss from continuing operations for the first nine months of 2002 was $266.2 million, compared with income of $532.5 million for the same 2001 period. The net loss for the 2002 third quarter was $86.4 million, compared with 2001 third-quarter net income of $26.3 million. For the first nine months of 2002, the net loss was $138.9 million, compared with net income of $536 million for the same 2001 period.

Third-quarter 2002 operating profit was $181.9 million, up 10% from $165.3 million in the 2001 quarter. The increase in the 2002 third-quarter operating profit was primarily due to higher chemical operating profit, lower impairment of oil and gas assets, partially offset by lower exploration and production operating profit (excluding effects of asset impairments and environmental provisions) and higher environmental provisions relating to operating sites. Operating profit for the first nine months of 2002 totaled $348.9 million, compared with $911.1 million in the same 2001 period. The 62% decline in operating profit was primarily due to lower operating results from both exploration and production and chemical business units, higher impairment of oil and gas assets, and higher environmental provisions relating to operating sites. Partially offsetting the decrease were lower chemical asset impairment charges and the 2001 special charge for termination of manganese metal production at the company's Hamilton, Miss., electrolytic chemical plant.

The third-quarter 2002 other expense totaled $73 million, compared with $140.1 million in the same 2001 period. During the 2002 third quarter the company recorded income of $112.8 million relating to the anticipated U.S. Department of Energy's (DOE) reimbursement for certain decommissioning and cleanup costs incurred by the company (see note L). Excluding this item, the 2002 third-quarter other expense totaled $185.8 million, compared with $140.1 million in 2001. This increase was primarily due to higher net interest expense ($21.3 million) resulting from increased debt balances, higher foreign currency transaction losses ($11.4 million), and higher environmental provisions for former plant sites ($8.6 million).

Other expense for the first nine months of 2002 was $433.9 million, compared with $67.6 million for the same 2001 period. Benefiting other expense in the first nine months of 2002 was the anticipated DOE reimbursement of $112.8 million, and benefiting other expense in the same 2001 period was a pretax special gain of $181.4 million associated with the reclassification of 85% of the company's investment in Devon common stock to "trading" from "available for sale" (see note B). Excluding these special items, the increase in other expense for the first nine months of 2002 was primarily due to higher net interest expense ($83.4 million), 2002 litigation provisions ($72 million), higher environmental provisions ($16.7 million), higher foreign currency transaction losses ($33.2 million), higher losses on derivative instruments ($30 million) and higher losses on equity affiliates ($16.9 million).

The income tax expense for the third quarter of 2002 was $195.7 million, compared with $7.9 million in the same 2001 period. The provision for the 2002 third quarter included $146.4 million tax expense for the effects of the United Kingdom (U.K.) tax law changes (see note J), and $7.2 million tax expense associated with net environmental reductions due to the recognition of the government's portion of cleanup costs incurred at certain sites. The provision for the 2001 third quarter included $42.4 million tax benefit related to environmental provisions, asset impairment and costs associated with employee severance and merger. For the first nine months of 2002, the income tax expense was $181.2 million, compared with $311 million in 2001. The income tax expense for the first nine months of 2002 included $146.4 million for the effects of the U.K. tax law changes as well as a $49.6 tax benefit primarily related to litigation reserves and environmental provisions. Excluding the tax effect on these special items, the decrease in the provisions for both 2002 periods is due to lower income.

SEGMENT OPERATIONS

Exploration and Production -

Operating profit for the third quarter of 2002 was $170.7 million, compared with $158.8 million for the same 2001 period. The increase in operating profit was primarily due to higher crude oil and natural gas sales volumes of $52 million, lower asset impairment of $23.3 million and higher natural gas sales prices of $8.9 million, partially offset by higher production costs of $34.6 million, higher exploration expense of $24.7 million, higher depreciation and depletion expense of $5.1 million and higher environmental provisions of $2.7 million. Operating profit for the first nine months of 2002 and 2001 was $333.4 million and $861.8 million, respectively. The decrease in operating profit was primarily due to lower natural gas and crude oil sales prices of $404 million, higher asset impairment of $134.2 million, higher depreciation and depletion expense of $73.9 million, higher production costs of $69.6 million, higher exploration expense of $11.5 million and higher environmental provisions of $11.3 million, partially offset by higher natural gas and crude oil sales volumes of $193.3 million. The increase in the 2002 third quarter and nine month production costs was primarily due to the Nansen, Boomvang and Leadon properties beginning production in 2002 and the additional costs in 2002 for the Rocky Mountain properties (formerly HS Resources properties acquired in August 2001). Depreciation and depletion expense increased during both 2002 periods due to higher production volumes from the Rocky Mountain properties.

Revenues were $664.6 million and $581.8 million for the three months ended September 30, 2002 and 2001, respectively, and $1,813.8 million and $1,953.2 million for the first nine months of 2002 and 2001, respectively. The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 2002 and 2001.


                                                        Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                      2002            2001(a)          2002            2001(a)
                                                   ------------     ------------    ------------    -------------
Crude oil and condensate sales
(thousands of bbls/day)
  Domestic
      Offshore                                            50.5             55.6            52.7             55.8
      Onshore                                             30.1             25.8            29.5             21.4
  North Sea                                              104.9             93.9           104.7            100.9
  Other International                                      8.0              9.1             8.4              9.0
                                                   ------------     ------------    ------------    -------------
            Total continuing operations                  193.5            184.4           195.3            187.1
  Discontinued operations                                  2.3              9.3             5.6              8.4
                                                   ------------     ------------    ------------    -------------
            Total                                        195.8            193.7           200.9            195.5
                                                   ============     ============    ============    =============

Average crude oil sales price (per barrel) (b)
  Domestic
      Offshore                                          $22.95           $22.32          $21.11           $23.39
      Onshore                                            23.04            23.24           21.01            24.98
  North Sea                                              23.68            24.22           21.96            25.17
  Other International                                    23.57            22.16           21.37            22.08
  Average for continuing operations                      23.38            23.41           21.56            24.47
  Discontinued operations                               $20.89           $23.13          $19.62           $24.09

Natural gas sold (MMcf/day)
  Domestic
      Offshore                                             305              273             267              284
      Onshore                                              389              323             384              217
  North Sea                                                 95               58              98               63
                                                   ------------     ------------    ------------    -------------
            Total                                          789              654             749              564
                                                   ============     ============    ============    =============

Average natural gas sales price (per Mcf) (b)
  Domestic
      Offshore                                           $3.20            $2.97           $3.02            $4.95
      Onshore                                             2.70             2.79            2.73             4.27
  North Sea                                               1.85             1.37            2.17             2.27
  Average                                                $2.79            $2.74           $2.76            $4.39


(a)    Includes operating results of HS Resources beginning August 1, 2001.

(b) The effects of the 2002 hedging program decreased the average crude oil sales prices from continuing operations by $1.75 and $.93 per barrel during the third quarter and nine months of 2002, respectively, and increased the average natural gas sales prices by $.17 and $.04 per Mcf during the third quarter and nine months of 2002, respectively.

During the 2002 second quarter, the company announced that the Leadon field in the North Sea was operating at lower volumes than initially projected. Commissioning of the production facilities, mechanical malfunctions, drilling problems and reserve performance have all contributed to the lower than expected results. During the third quarter the company was evaluating possible solutions for addressing the primary performance issues. Once these activities are completed, the production performance and the value of the field will be re-evaluated. The Leadon field in the North Sea achieved first oil in November 2001. The company's investment in the Leadon field totals $881.8 million.

Chemicals - Pigment

Third-quarter 2002 operating profit was $18.9 million on revenues of $266.8 million, compared with operating profit of $3.5 million on revenues of $234.4 million for the same 2001 period. For the first nine months of 2002 and 2001, operating profit was $20.7 million and $65.8 million, respectively, on revenues of $748.1 million and $727.6 million, respectively. Revenues increased in the third quarter due to higher sales volumes of $44.2 million, partially offset by lower pigment sales prices of $11.9 million. Pigment sales volumes increased 26,200 tonnes in the 2002 third quarter, compared with the same 2001 period. The increase in operating profit in the 2002 third quarter was primarily due to higher revenues, partially offset by higher costs of sales of $23.6 million. Revenues increased in the first nine months due to higher sales volumes of $114.1 million, partially offset by lower sales prices of $93.6 million. Pigment sales volumes increased 62,700 tonnes in the first nine months of 2002, compared with the same 2001 period. The decline in operating profit for the first nine months of 2002 was primarily due to higher costs of sales of $76.3 million, partially offset by higher revenues.

Chemicals - Other

Operating loss in the 2002 third quarter was $7.7 million on revenues of $53 million, compared with operating profit of $3 million on revenues of $47.5 million in the same 2001 period. The decrease in operating profit was primarily due to 2002 environmental provisions, partially offset by higher results from forest products operations. Operating loss for the first nine months of 2002 was $5.2 million on revenues of $152.9 million, compared with an operating loss of $16.5 million on revenues of $144.2 million in the same 2001 period. The improved 2002 results were primarily due to a 2001 charge of $24.9 million for the termination of manganese metal production, partially offset by 2002 environmental provisions of $16.9 million and improved results from forest products operations.

Financial Condition

At September 30, 2002, the company's net working capital position was a negative $51 million, compared with a negative $22.4 million at September 30, 2001, and a positive $192.2 million at December 31, 2001. The current ratio was 1.0 to 1 at both September 30, 2002 and 2001, compared with 1.2 to 1 at December 31, 2001. The negative working capital at both September 30, 2002 and 2001, was not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has sufficient unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

The company's percentage of net debt (debt less cash) to capitalization was 59% at September 30, 2002, compared with 59% at December 31, 2001, and 54% at September 30, 2001. The increase from September 30, 2001, resulted primarily from higher debt balances and lower equity due to the net loss and dividends paid in 2002. The company had unused lines of credit and revolving credit facilities of $1,471.1 million at September 30, 2002. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $435 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS. Currently the size of the company's commercial paper program is up to a total of $1.2 billion which can be issued based on market conditions.

Operating activities provided net cash of $1,042.5 million in the first nine months of 2002. The cash provided by operating activities and proceeds from exploration and production divestitures in the first nine months of 2002 was sufficient to pay the company's capital expenditures of $886.2 million, repay the net reduction in long-term debt of $309.4 million and pay dividends of $135.4 million.

Capital expenditures for the first nine months of 2002, excluding dry hole costs and acquisitions, totaled $886.2 million, compared with $1,349.2 million for the same period last year. This decrease is due to the completion of major projects (Leadon, Boomvang and Nansen) since September 2001. Exploration and production expenditures, principally in the Gulf of Mexico and North Sea, were 88% of the 2002 total. Chemical - pigment expenditures were 6% of the 2002 total. Chemical
- other and corporate incurred the remaining 6% of the expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

Item 3.  Quantitative and Quantitative Disclosures about Market Risk.

In March 2002, the company hedged a portion of its oil and natural gas production for the period April through December 2002 to increase the predictability of its cash flows and support additional capital projects since the derivative contracts fix the commodity prices to be received in the future. At September 30, 2002, the company had outstanding contracts to hedge a total of
5.5 million barrels of North Sea crude production, 2.8 million barrels of domestic crude oil production and 23 million MMBtu of domestic natural gas production. The fair value of the hedge contracts outstanding at September 30, 2002, was a liability of $30.6 million for North Sea crude oil, $17.3 million for domestic crude oil and $21.8 million for domestic natural gas.

During October 2002, the company began adding to its existing oil and gas hedging positions and expects to continue its oil and gas hedging program into 2003. These hedges will provide greater certainty for cash flows. The company expects to hedge approximately 50% of its oil and gas production in 2003. Additionally, the company plans to enter into basis hedges for Rocky Mountain gas to achieve more predictable net realizations.

Through October 29, 2002, the following contracts have been added:

                                                                         Volume
                                                           Average     (MMBtuD)/
            Contract Type               Period              Price        (BOPD)
------------------------------    -------------------   -------------  ---------
 Fixed-price gas swaps             Nov. - Dec. 2002      $    4.32        130
 Fixed-price gas swaps                   2003            $    4.08        140
 Costless collar-gas                     2003           $3.50 - $5.26      55
 Fixed-price oil  (WTI)                  2003            $   26.03       3,500
 Fixed-price oil  (Brent)                2003            $   25.03       6,500

 Basis hedges - Rocky Mountain    Nov. 02 - March 03     $     .97         20


Item 4.  Controls and Procedures.

Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Oil and Gas Reserves

The estimates of oil and gas reserves are prepared by the company's geologists and engineers. Only proved oil and gas reserves are included in any financial statement disclosure. The Securities and Exchange Commission has defined proved reserves as the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Even though the company's geologists and engineers are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the estimates. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each field. Revisions in the estimated reserves may be necessary due to reservoir performance, new drilling, sales price and cost changes, technological advances, new geological or geophysical data, or other economic factors. The company cannot predict the amounts or timing of future reserve revisions.

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

Impairment of Assets

All long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as inflation rates, future sales prices for oil, gas or chemicals, future costs to produce these products, estimates of future oil and gas reserves to be recovered and the timing thereof, the economic and regulatory climates, and other factors. The need to test a property for impairment may result from significant declines in sales prices, unfavorable adjustments to oil and gas reserves, and changes in environmental or abandonment regulations. Assets held for sale are reviewed for impairment when the company approves the plan to sell. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the company cannot predict when or if future impairment charges will be recorded.

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

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

    (a)      On September  17, 2002  the  company  made  a voluntary  disclosure to the U.S. Department of Commerce that the company had inadvertently violated Export Administration Regulations by shipping elemental boron over a four-year period without an export license. The amount of any monetary fine is uncertain. It is not possible to determine whether a fine or penalty may be imposed in connection with this voluntary disclosure, as such matters involve the exercise of judgment by the responsible administrative agency. In light of the inadvertent nature of the violations, the fact that the company maintains corporate compliance programs that effectively detected the violations, and the fact that Chemical voluntarily reported the violations to the appropriate administrative agency, the company believes that the resulting fines and penalties, if any, should not be significant. Although the possible fines and penalties are not certain of calculation, the company believes the likely range of possible fines and penalties is from zero to $1 million.

    (b) For a discussion of contingencies, reference is made to (1) the Environmental Matters section of Management's Discussion and Analysis in the 2001 Annual Report to Stockholders, which is incorporated by reference in Item 7 of the 2001 Form 10-K, (2) note L to the consolidated financial statements included herein, and (3)
             Item 3 of the company's 2001 Annual Report on Form 10-K, all of which are incorporated herein by reference.


Item 6.      Exhibits and Reports on Form 8-K.

    (a)      Exhibits -

             Exhibit No
             ----------

                 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    (b)      Reports on Form 8-K -

             On August 19, 2002, the company filed a report on Form 8-K announcing a conference call to discuss its interim third-quarter 2002 financial and operating activities and expectations for the future.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             KERR-McGEE CORPORATION



  Date:  November 8, 2002                By: /s/ John M. Rauh
         ----------------                   ----------------------------------
                                             John M. Rauh
                                                 Vice President and Controller
                                                 and Chief Accounting Officer

                                 CERTIFICATIONS

I, Luke R. Corbett, certify that:

        1.   I have reviewed this quarterly report on Form 10-Q;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

        4. The company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

               i. designed  such  disclosure  controls  and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

              ii. evaluated  the  effectiveness  of  the   company's  disclosure
                  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             iii. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The company's other certifying officers and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons fulfilling the equivalent function):

               i. all significant  deficiencies  in  the  design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

              ii. any  fraud, whether or not material, that involves  management or other employees who have a significant role in the company's internal controls; and

        6. The company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                         /s/Luke R. Corbett
                                         -----------------------
                                         Luke R. Corbett
                                         Chief Executive Officer
                                         November 8, 2002

                                 CERTIFICATIONS

I, Robert M. Wohleber, certify that:

        1.   I have reviewed this quarterly report on Form 10-Q;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

        4. The company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

               i. designed  such  disclosure  controls and  procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which this quarterly report is being prepared;

              ii. evaluated  the  effectiveness  of  the  company's   disclosure
                  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             iii. presented  in  this  quarterly report  our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The company's other certifying officers and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons fulfilling the equivalent function):

               i. all  significant  deficiencies  in  the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

              ii. any  fraud, whether or not material, that involves  management or other employees who have a significant role in the company's internal controls; and

        6. The company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/Robert M. Wohleber
                                         -----------------------
                                         Robert M. Wohleber
                                         Chief Financial Officer
                                         November 8, 2002