Form 10-K
period 2002-12-31
KERR MCGEE CORP /DE
filed 2003-03-27
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2002

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

       Registrant's telephone number, including area code: (405) 270-1313

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                                Yes [X]  No  ___

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.4 billion computed by reference to the price at which the common equity was last sold as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of February 28, 2003, was 100,373,811.


                       DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, is incorporated by reference in Part III of this Form 10-K.



                             KERR-McGEE CORPORATION
                                     PART I

Items 1. and 2.  Business and Properties

                         GENERAL DEVELOPMENT OF BUSINESS

Kerr-McGee Corporation is an energy and inorganic chemical holding company whose consolidated subsidiaries, joint venture partners and other affiliates (together "affiliates") have operations throughout the world. Kerr-McGee affiliates engaged in the energy business acquire leases and concessions and explore for, develop, produce and market crude oil and natural gas onshore in the United States and in the Gulf of Mexico, the United Kingdom and Danish sectors of the North Sea, China, Australia, Benin, Brazil, Gabon, Morocco, Canada, and Yemen. Kerr-McGee affiliates engaged in chemical businesses produce and market titanium dioxide pigment and certain other specialty chemicals, heavy minerals and forest products.

Kerr-McGee's worldwide businesses are consolidated for financial reporting and disclosure purposes. Accordingly, the terms "Kerr-McGee," "the company" and similar terms are used interchangeably in this Form 10-K to refer to the consolidated group or to one or more of the companies that are part of the consolidated group.

On August 1, 2001, in connection with its acquisition of HS Resources, Inc., the company completed a holding company reorganization in which Kerr-McGee Operating Corporation, which was formerly known as Kerr-McGee Corporation, changed its name and became a wholly owned subsidiary of the company. Filings and references in this Form 10-K to the company include business activity conducted by the current Kerr-McGee Corporation and the former Kerr-McGee Corporation before it reorganized as a subsidiary of the company and changed its name to Kerr-McGee Operating Corporation. At the end of 2002, another reorganization took place whereby among other changes, Kerr-McGee Operating Corporation distributed its investment in certain subsidiaries (primarily the oil and gas operating subsidiaries) to a newly formed intermediate holding company, Kerr-McGee Worldwide Corporation. Kerr-McGee Operating Corporation formed a new subsidiary, Kerr-McGee Chemical Worldwide LLC and merged into it.

For a discussion of recent business developments, reference is made to Management's Discussion and Analysis, which discussion is included in Item 7. of this Form 10-K, and the Exploration and Production and Chemicals discussions below.

                                INDUSTRY SEGMENTS

For  information  as to business  segments of the company,  reference is made to
Note 27 to the Consolidated Financial Statements, which financial statements are included in Item 8. of this Form 10-K.

                           EXPLORATION AND PRODUCTION

Kerr-McGee Corporation owns oil and gas operations worldwide. The company acquires leases and concessions and explores for, develops, produces and markets crude oil and natural gas through its various subsidiaries.

----------------------
Except for information or data specifically incorporated herein by reference under Items 10 through 13, other information and data appearing in the company's 2003 Proxy Statement are not deemed to be filed as part of this annual report on Form 10-K.

Kerr-McGee's offshore oil and gas exploration and/or production activities are conducted in the Gulf of Mexico, U.K. and Danish sectors of the North Sea, Australia, Benin, Brazil, China, Canada, Morocco, and Gabon. Onshore exploration and/or production operations are conducted in the United States, the United Kingdom, and Yemen. The company also has oil and gas operations in Kazakhstan that are classified as held for disposal and are presented as discontinued operations at year-end 2002.

Kerr-McGee's average daily oil production from continuing operations for 2002 was 191,300 barrels, a 1% increase from 2001. Kerr-McGee's average oil price was $22.04 per barrel for 2002, including the impact of the hedging program, compared with $22.60 per barrel for 2001.

During 2002, natural gas sales averaged 760 million cubic feet per day, up 28% from 2001 sales. The 2002 average natural gas price was $2.95 per thousand cubic feet, compared with $3.83 per thousand cubic feet for 2001.

Worldwide gross acreage at year-end 2002 was 66 million acres, a decrease of 22% compared with year-end 2001. The decrease resulted primarily from the divestiture of certain properties in the North Sea, U.S. onshore, Australia, Indonesia and Ecuador, as well as relinquishment of certain acreage in Gabon, Brazil, Thailand and Yemen.

Discontinued Operations and Asset Disposals
-------------------------------------------

During the first and second quarters of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan, its interest in the Bayu-Undan project in the East Timor Sea offshore Australia, and its interest in the Jabung block of Sumatra, Indonesia. These divestiture decisions were made as part of the company's strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in the company's Consolidated Statement of Operations for all years presented, which statement is included in Item 8. of this Form 10-K. In conjunction with the planned disposals, the related assets were evaluated and impairment losses were recorded for any difference between the estimated sales price for the operations, less costs to sell, and the operations' carrying value. Sales of the company's interests in the Bayu-Undan project and the Sumatra operations were completed during 2002, and an agreement for the sale of the Kazakhstan operations was announced in February 2003. The impairment losses and gains on sale are reported as part of discontinued operations. See Note 20 to the Consolidated Financial Statements included in
Item 8. of this Form 10-K for a discussion of impairment losses and/or gains on sale of these assets.

Revenues applicable to the discontinued operations totaled $36 million, $72 million and $58 million for 2002, 2001 and 2000, respectively. Pretax income for the discontinued operations totaled $104 million (including the gains on sale of $107 million and the impairment loss of $35 million), $52 million and $45 million for the years ended 2002, 2001 and 2000, respectively.

During late 2001 and 2002, certain U.S., North Sea and Ecuador exploration and production segment assets were identified for disposal as part of the company's plan to divest noncore properties, as discussed above. In connection with this recharacterization, the assets were evaluated and determined to be impaired. The impairment losses reflect the difference between the estimated sales prices for the individual properties or group of properties, less the costs to sell, and the carrying amount of the net assets. See Note 20 to the Consolidated Financial Statements included in Item 8. of this Form 10-K.

Costs Incurred, Results of Operations, Sales Prices, Production Costs and Capitalized Costs
-------------------------------------------------------------------------------

Reference  is  made  to  Notes  28,  29  and 30 to  the  Consolidated  Financial
Statements included in Item 8. of this Form 10-K. These notes contain information on the costs incurred in crude oil and natural gas activities for each of the past three years; results of operations from crude oil and natural gas activities, average sales prices per unit of crude oil and natural gas, and production costs per barrel of oil equivalent (BOE) for each of the past three years; and capitalized costs of crude oil and natural gas activities at December 31, 2002 and 2001.

Reserves
--------

Kerr-McGee's estimated proved crude oil, condensate, natural gas liquids and natural gas reserves at December 31, 2002, and the changes in net quantities of such reserves for the three years then ended are shown in Note 31 to the Consolidated Financial Statements included in Item 8. of this Form 10-K.

Undeveloped Acreage
-------------------

As of December 31, 2002, the company had leases, concessions, reconnaissance permits and other interests in undeveloped oil and gas leases in the Gulf of Mexico, onshore United States, the United Kingdom and Danish sectors of the North Sea, and onshore and offshore in other international areas as follows:

                                               Gross                      Net
Location                                      Acreage                   Acreage
--------                                     ---------                 ---------
United States -
     Offshore                                2,780,839                 1,524,035
     Onshore                                 1,242,198                   875,177
                                             ---------                 ---------
                                             4,023,037                 2,399,212
                                             ---------                 ---------

North Sea                                    1,678,991                   870,675
                                             ---------                 ---------

Other international -
     Morocco                                30,245,687                28,021,741
     Australia                              10,511,119                 4,576,271
     Yemen                                   6,037,418                 1,911,849
     Canada                                  3,021,825                 2,292,834
     Gabon                                   2,471,052                   617,763
     Benin                                   2,459,439                 2,459,439
     Kazakhstan                              1,474,296                 1,474,296
     China                                   1,245,162                 1,045,699
     Brazil                                    534,981                   160,494
                                            ----------                ----------
                                            58,000,979                42,560,386
                                            ----------                ----------

         Total                              63,703,007                45,830,273
                                            ==========                ==========

Developed Acreage
-----------------

At December 31, 2002, the company had leases and concessions in developed oil and gas acreage in the Gulf of Mexico, onshore United States, the United Kingdom sector of the North Sea, and onshore and offshore in other international areas as follows:

                                               Gross                      Net
Location                                      Acreage                   Acreage
--------                                     ---------                 ---------

United States -
     Offshore                                  572,012                   267,829
     Onshore                                 1,579,634                   997,661
                                             ---------                 ---------
                                             2,151,646                 1,265,490
                                             ---------                 ---------

North Sea                                      406,399                   109,490
                                             ---------                 ---------

Other international -
     China                                      70,005                    17,151
     Kazakhstan                                  1,000                     1,000
                                             ---------                 ---------
                                                71,005                    18,151
                                             ---------                 ---------

         Total                               2,629,050                 1,393,131
                                             =========                 =========


Net Exploratory and Development Wells
-------------------------------------

Domestic and international exploratory and development wells that were completed as successful or dry holes during the three years ended December 31, 2002, are as follows:

                               Net Exploratory (1)              Net Development (1)
                         ------------------------------   -----------------------------
                         Productive  Dry Holes    Total   Productive  Dry Holes   Total      Total
                         ----------  ---------    -----   ----------  ---------   -----      -----

2002 (2)
    United States              4.78      11.10    15.88       186.90       1.37   188.27     204.15
    North Sea                     -       1.84     1.84         8.57          -     8.57      10.41
    Other international           -       4.23     4.23          .85          -      .85       5.08
                               ----      -----    -----       ------       ----   ------     ------
          Total                4.78      17.17    21.95       196.32       1.37   197.69     219.64
                               ====      =====    =====       ======       ====   ======     ======

2001
    United States              2.39       4.60     6.99       107.29       6.30   113.59     120.58
    North Sea                     -       2.40     2.40        16.08          -    16.08      18.48
    Other international           -       4.43     4.43         5.25        .30     5.55       9.98
                               ----      -----    -----       ------       ----   ------     ------
          Total                2.39      11.43    13.82       128.62       6.60   135.22     149.04
                               ====      =====    =====       ======       ====   ======     ======

2000
    United States              1.25       2.75     4.00        34.85       3.09    37.94      41.94
    North Sea                     -       4.66     4.66         8.44       1.85    10.29      14.95
    Other international           -       3.13     3.13         4.50        .50     5.00       8.13
                               ----      -----    -----        -----       ----    -----      -----
          Total                1.25      10.54    11.79        47.79       5.44    53.23      65.02
                               ====      =====    =====        =====       ====    =====      =====

(1) Net wells represent the company's fractional working interest in gross wells expressed as the equivalent number of full-interest wells.

(2) The 2002 net exploratory well count does not include 2.16 successful net wells drilled in the United States in 2002 that are currently suspended, nor does it include 2.45 successful net wells drilled in China or .75 successful net wells drilled in the United States that will not be used for production.

Wells in Process of Drilling
----------------------------

The following table shows the number of wells in the process of drilling and the number of wells suspended or waiting on completion as of December 31, 2002:

                          Wells in Process of            Wells Suspended or
                               Drilling                 Waiting on Completion
                    ---------------------------      ---------------------------
                    Exploration     Development      Exploration     Development
                    -----------     -----------      -----------     -----------
United States
   Gross                   5.00           35.00            23.00            9.00
   Net                     3.04           27.97            11.49            4.46

North Sea
   Gross                      -            1.00                -            2.00
   Net                        -             .07                -             .22

China
   Gross                      -            1.00             1.00               -
   Net                        -             .25              .82               -

Total                      ----           -----            -----           -----
   Gross                   5.00           37.00            24.00           11.00
   Net                     3.04           28.29            12.31            4.68
                           ====           =====            =====            ====



Gross and Net Wells
-------------------

The number of productive oil and gas wells in which the company had an interest at December 31, 2002, is shown in the following table. These wells include 422 gross or 335 net wells associated with improved recovery projects and 2,282 gross or 2,156 net wells that have multiple completions but are included as single wells.

Location                             Crude Oil       Natural Gas           Total
--------                             ---------       -----------           -----
United States
   Gross                                 2,129             2,928           5,057
   Net                                   1,858             2,259           4,117

North Sea
   Gross                                   273                 5             278
   Net                                      46                 -              46

China
   Gross                                    24                 -              24
   Net                                       6                 -               6

Kazakhstan
   Gross                                    15                 -              15
   Net                                       8                 -               8

Total                                    -----             -----           -----
   Gross                                 2,441             2,933           5,374
   Net                                   1,918             2,259           4,177
                                         =====             =====           =====

Crude Oil and Natural Gas Sales
-------------------------------

The following table summarizes the sales of the company's crude oil and natural gas production from continuing operations for each of the three years in the period ended December 31, 2002:

(Millions)                              2002             2001(1)         2000(1)
                                      --------          --------        --------

Crude oil and condensate - barrels
     United States                        29.7              28.4            27.0
     North Sea                            37.2              37.3            43.1
     Other international                   2.6               3.4             3.3
                                      --------          --------        --------
                                          69.5              69.1            73.4
                                      ========          ========        ========

Crude oil and condensate
     United States                    $  639.6          $  625.5        $  742.6
     North Sea                           832.8             865.6         1,205.0
     Other international                  58.4              68.9            85.5
                                      --------          --------        --------
                                      $1,530.8          $1,560.0        $2,033.1
                                      ========          ========        ========

Natural gas - Mcf
     United States                       240.8             194.9           168.9
     North Sea                            36.7              22.8            25.4
                                      --------          --------        --------
                                         277.5             217.7           194.3
                                      ========          ========        ========

Natural gas
     United States                    $  732.7          $  777.2        $  693.7
     North Sea                            86.4              56.2            58.8
                                      --------          --------        --------
                                      $  819.1          $  833.4        $  752.5
                                      ========          ========        ========

(1) Years 2001 and 2000 have been restated to exclude discontinued operations.

Sales of Production
-------------------

All of the company's crude oil and natural gas is sold at market prices, and the realized revenue on the physical sale is adjusted for any gains or losses on hedging contracts. Kerr-McGee has contracted with several energy marketing companies to sell substantially all of its domestic crude oil and natural gas production. International crude oil and natural gas are sold both under contract and through spot market sales in the geographic area of production.

Kerr-McGee's single largest purchaser of natural gas is Cinergy Marketing & Trading LP, whose purchases are guaranteed by its parent company, Cinergy Corporation. Additionally, Kerr-McGee maintains a cap on single-customer exposure through a credit risk insurance policy.

Kerr-McGee's single largest purchaser of crude oil is Texon L.P., whose payments are guaranteed by letters of credit.

Improved Recovery
-----------------

As part of the company's strategic plan to rationalize noncore assets, Kerr-McGee's improved-recovery projects in West Texas and Oklahoma were sold during 2002. As of December 31, 2002, the company is participating in 22 active improved-recovery projects located principally in Texas and the United Kingdom sector of the North Sea. Most of the company's improved-recovery operations incorporate water injection.

Exploration and Development Activities
--------------------------------------

Gulf of Mexico:

Since 1947, the Gulf of Mexico has been a focal area for Kerr-McGee and represented 28% of Kerr-McGee's worldwide crude oil and condensate production and 36% of its gas sales in 2002. Kerr-McGee is one of the largest independent producers in the Gulf of Mexico and has significantly expanded its deepwater exploration, exploitation and production activities in that area as part of its growth plan. Kerr-McGee's strategy is focused on generating growth from exploration in deepwater basins, where the company has developed a competitive advantage through the use of innovative and cost-effective technology.

In 2002, Kerr-McGee was among the most active companies bidding at federal lease sales. Through its participation in the Central and Western Gulf of Mexico lease sales, Kerr-McGee acquired an interest in 60 deepwater blocks, or 257,280 net deepwater acres. Additionally, Kerr-McGee, BHP Billiton and Ocean Energy, Inc. (Ocean) completed an exploration joint venture in Atwater Valley that added 34 additional blocks to Kerr-McGee's inventory.

During 2002, Kerr-McGee continued drilling under terms of a joint-venture agreement with Ocean, which covers an area comprised of 181 blocks. Kerr-McGee and Ocean drilled three exploratory wells in 2002, with Ocean paying a disproportionate share of the drilling costs to earn its equity interest in the venture. This arrangement will continue for approximately three additional years.

In total, Kerr-McGee participated in the drilling of 17 gross exploration and appraisal wells during 2002 in the deepwater Gulf of Mexico, of which three exploratory wells were still drilling at year-end. As a result of these efforts, three new fields were discovered - West Navajo, Northwest Navajo and Vortex. Appraisal drilling included a successful follow-up well on the Vortex discovery, as well as two successful appraisal wells at Merganser, a 2001 discovery. The exploration program continued to include a mix of satellites near existing core operating areas and larger prospects that would support the development of new core areas. Exploration drilling activity will continue to increase into 2003.

Kerr-McGee's development activity in the deepwater Gulf of Mexico also continued at a high level during 2002 in terms of capital outlays, wells drilled and construction activity. Installations of truss spars were completed at Nansen and Boomvang during 2002, and significant progress was made on the Gunnison truss spar. Development drilling for the Gunnison project continued during 2002 and was completed in January 2003. In addition, Kerr-McGee commissioned construction of a new spar for the Red Hawk project, and significant drilling and completion activities occurred at the Nansen, Boomvang, Navajo, Pompano and Northwestern fields. A summary of these and other major producing fields follows:

Nansen field, East Breaks blocks 602 and 646 (50%): The Nansen field was sanctioned for development in March 2000, and first production was achieved in January 2002. Average 2002 gross production was 17,800 barrels of oil per day and 73 million cubic feet of gas per day. During the fourth quarter of 2002, gross production increased to an average of approximately 23,000 barrels of oil per day and 138 million cubic feet of gas per day from seven producing wells. Ultimately, a total of 12 development wells are expected to be utilized to produce this field, with nine wells produced from the spar and three wells produced from a subsea cluster. The remaining five wells are expected to be completed and begin production during 2003. The capacity of the Nansen spar is 40,000 barrels of oil per day and 200 million cubic feet of gas per day.

Boomvang field, East Breaks blocks 642, 643 and 688 (30%): The Boomvang field was sanctioned for development in July 2000, and first production was achieved in June 2002. Average 2002 gross production was 6,400 barrels of oil per day and 76 million cubic feet of gas per day. During the fourth quarter of 2002, gross production increased to an average of approximately 20,500 barrels of oil per day and 148 million cubic feet of gas per day from three subsea wells and four dry-tree wells. The field is being developed with five producing wells located at the Boomvang spar in block 643 and two subsea clusters to produce the reserves located in blocks 642 and 688. Completion operations on the remaining dry-tree well were finished in January 2003. Similar to Nansen, the Boomvang spar has a capacity of 40,000 barrels of oil per day and 200 million cubic feet of gas per day.

Navajo field, East Breaks 690 area (50%): The Navajo field cluster is located on East Breaks blocks 646, 689 and 690. The Navajo discovery well, located in block 690, was drilled in September 2001. Following discovery, the well was tied back to the Nansen spar located approximately 5 miles to the north. First production for Navajo was achieved in June 2002, and gross production averaged 48 million cubic feet of gas per day for the remainder of 2002. Early in 2002, two additional discoveries, West and Northwest Navajo, were made in the Navajo area. The two wells will be connected through the Navajo subsea system to the Nansen spar, and production is expected to commence in the first half of 2003.

Gunnison field, Garden Banks block 668 area (50%): The Gunnison field, sanctioned for development in October 2001, will incorporate a 98-foot-diameter truss spar and processing facilities with a capacity of 40,000 barrels of oil per day and 200 million cubic feet of natural gas per day. The development is expected to include seven dry-tree wells and three subsea wells. The Gunnison spar, located in 3,100 feet of water, will be Kerr-McGee's third truss spar in the deepwater Gulf of Mexico. At year-end, spar construction was 84% complete, and topsides fabrication was 55% complete. Additional construction activities were under way for the subsea systems, moorings, risers and export pipelines. Development drilling activities continued during 2002, and the final development well was completed in January 2003. First production is anticipated in the first quarter of 2004.

Red Hawk field, Garden Banks block 877 (50%): Red Hawk, discovered in 2001, was the first deepwater prospect drilled under the exploration joint venture with Ocean Energy. Development of Red Hawk was sanctioned in July 2002 utilizing a new spar design referred to as a cell spar. The cell spar utilizes a smaller production facility, and lowers the reserve threshold for economic development of deepwater reservoirs. Located in approximately 5,300 feet of water, the field will be developed utilizing two subsea development wells that will be tied back to the cell spar. Development drilling began in the fourth quarter of 2002. First production is anticipated in the second quarter of 2004, with peak gross production rates of 120 million cubic feet of gas per day.

Conger field, Garden Banks block 215 (25%): Average 2002 gross production from the Conger field was 24,600 barrels of oil per day and 95 million cubic feet of gas per day. First production from the Conger field began in December 2000 from the first of three subsea wells. The three-well subsea development is the first multi-well, 15,000-psi subsea development and is located in approximately 1,460 feet of water. One additional well location, a sidetrack of the Garden Banks 215 #6 well, is currently planned for late 2003.

Northwestern field, Garden Banks blocks 200 and 201 (25%): Average 2002 gross production from the Northwestern field was 66 million cubic feet of gas per day and 1,500 barrels of oil per day. First production from the Northwestern field began in November 2000. The field was developed with two subsea wells tied back to the Kerr-McGee-operated East Cameron 373 platform. In early 2002, drilling of an additional development well was completed on Garden Banks block 201. The Garden Banks 201 #1 well was completed and tied back to the existing subsea system, and production commenced in November 2002.

Baldpate field, Garden Banks block 260 (50%): Average 2002 gross production from the Baldpate field, including the Penn State subsea satellite wells (50%), was 26,800 barrels of oil per day and 83 million cubic feet of gas per day. The field is located in 1,690 feet of water and is producing from an articulated compliant tower. Decline in field production stabilized during 2002, following anticipated water breakthrough in 2001.

Neptune field, Viosca Knoll block 826 area (50%): Average 2002 gross production from the Neptune field was 15,700 barrels of oil per day and 25 million cubic feet of gas per day. The Neptune field was developed utilizing the world's first production spar.

Pompano field, Viosca Knoll block 989 area (25%): Average 2002 gross production from the Pompano field was 34,300 barrels of oil per day and 100 million cubic feet of gas per day. An active completion program in 2002 resulted in production from two wells, the A-31 well in Viosca Knoll block 989 and the TB-9 well, which extended field reserves into Mississippi Canyon block 29. Gross production from the A-31 well peaked in 2002 at 73 million cubic feet of gas per day and 3,200 barrels of oil per day, and the well is currently producing 39 million cubic feet of gas per day and 1,300 barrels of oil per day. Gross production from the TB-9 well peaked in 2002 at 5.6 million cubic feet of gas per day and 5,000 barrels of oil per day, and the well is currently producing 3.3 million cubic feet of gas per day and 1,600 barrels of oil per day.

North Sea:

Kerr-McGee has been active in the North Sea area since 1976. As of December 31, 2002, Kerr-McGee had interests in 20 producing fields in the United Kingdom sector. In 2002, North Sea production represented 54% of the company's worldwide crude oil and condensate production and 13% of its gas sales.

Key events for the U.K. operations in 2002 include first production from the 100% Kerr-McGee-operated Tullich field. The field was developed using a subsea tieback to the Kerr-McGee-operated Gryphon facility, with first oil occurring in August 2002. First production was also achieved from the nonoperated Maclure field (33.3%). The field was developed as a subsea tieback to the Gryphon facility, with first oil occurring in August 2002.

Oil production from both the Tullich and Maclure fields is exported by shuttle tanker from the Gryphon floating production, storage and offloading (FPSO) vessel. Gas is piped to the Leadon facility for fuel usage and/or sold from the St. Fergus terminal.

Kerr-McGee's U.K. operations conducted a significant divesture program in 2002 that covered the northern North Sea assets and various high-cost, low-volume nonoperated properties. Divestiture of company-operated fields included Ninian, Murchison, Lyell and Columba. The purchaser assumed all decommissioning liabilities associated with the divested fields.

In December 2002, after an extensive review and evaluation, an after-tax, noncash impairment of $335 million was made to the Leadon field. The field had been producing lower volumes than initially anticipated because of early water breakthrough and reservoir compartmentalization. To maximize cash flow from the Leadon field, the company is considering various alternatives, including continued production using existing infrastructure, a subsea tieback to another host structure, such as the Kerr-McGee-operated Gryphon facility, or sale of the asset. The subsea tieback option would allow for redeployment or sale of the Kerr-McGee Global Producer III, an FPSO vessel launched at Leadon in 2001. Leadon has produced approximately 8 million barrels of oil equivalent (BOE) through 2002, and remaining reserves are estimated at about 30 million BOE.

The company's North Sea exploration program included one wildcat well in 2002. No discoveries were made.

The following is a summary of the company's five key developments in the North Sea, which contributed approximately 57% of the region's total net production (Kerr-McGee-operated unless stated otherwise):

Leadon field, block 9/14a, 9/14b (100%): Average 2002 gross production from the Leadon field was 18,200 barrels of oil per day. The Leadon field is being produced into an FPSO vessel, and the oil is exported via shuttle tanker.

Harding field, block 9/23b (30%): An additional 5% equity interest in the nonoperated Harding field was acquired as part of a northern North Sea asset sale. Average 2002 gross production from the Harding field was 60,600 barrels of oil per day. The Harding field provides Kerr-McGee with additional infrastructure in the strategically important Quad 9 area of the North Sea. Within the same quadrant, Kerr-McGee also has equity interests in the Gryphon, Leadon, Buckland, Skene, Maclure, Tullich, Blue Sky and Blue Sky 2 fields.

Skene field, block 9/19 (33.3%): The Skene field started production in December 2001. Average 2002 gross field production was 144 million cubic feet of gas per day and 8,200 barrels of oil per day. The Skene field is being produced by a subsea tieback to the Beryl Alpha platform. The oil is exported via shuttle tanker, while the gas is exported via pipeline to the St. Fergus terminal.

Janice field, block 30/17a (75.3%): Average 2002 gross production from the Janice field was 14,900 barrels of oil per day and more than 1.5 million cubic feet of gas per day. An additional equity interest of 24.4% was acquired in 2002.

Gryphon area, blocks 9/18a,  9/18b, 9/19 and 9/23a (33.3% - 100%):  Average 2002
gross production from the Gryphon area was 20,500 barrels of oil per day and 2.1 million cubic feet of gas per day. The Maclure and Tullich satellites began production in August 2002. The Gryphon area is produced into an FPSO vessel, with oil exported via shuttle tanker. Gas is exported to the Leadon facility for fuel usage and/or sold from the St. Fergus terminal.

U.S. Onshore:

Kerr-McGee is active in the U.S. onshore region with production operations in Texas, Oklahoma, New Mexico, Louisiana and Colorado. In 2002, onshore production represented 51% of the company's worldwide gas production and 15% of its oil production. A major focus in 2002 was the exploitation of undeveloped gas reserves acquired from HS Resources in 2001. In addition, the company completed a divestiture program of high-cost, low-margin waterflood properties in 2002.

Following is a summary of key U.S. onshore developments:

Wattenberg field (94%): The Wattenberg gas field is located in the Denver-Julesberg (D-J) Basin in northeast Colorado. Kerr-McGee gained interest in the field with the acquisition of HS Resources in 2001. Kerr-McGee's 2002 net production from this field was 10,450 barrels of oil per day and 178 million cubic feet of gas per day. In 2002, the company completed nearly 550 development projects in the field, including deepenings, fracture stimulations, recompletions and an aggressive infill drilling program. The J Sand infill and Codell refracture programs continue to supply significant low-risk development opportunities. In connection with the large number of operational activities, the company reengineered its stimulation design program and, together with internal supply-chain initiatives, reduced stimulation costs by as much as 50%.

In addition to the ongoing D-J Basin exploitation program, the company continued the successful integration of the Wattenberg Gathering System (WGS) into its operating activities. Kerr-McGee operates more than 3,000 wells in the D-J Basin, nearly 1,800 of which are connected to WGS. The company-operated production represents about 70% of the total system throughput of approximately 260 million cubic feet of natural gas per day, 30 million cubic feet of which is processed at the company's new Ft. Lupton plant.

Flores and Jeffress fields, Starr and Hidalgo counties, Texas (80%): The company completed 14 new wells and an additional 14 workover projects during 2002. Over the past three years, a total of 55 wells have been drilled. Kerr-McGee's net production from both fields for 2002 averaged 2,200 barrels of oil per day and 43 million cubic feet of gas per day.

Chambers County, Texas (75%): Seven new wells and an additional six workover projects were completed in 2002. Kerr-McGee's net production from the area during 2002 averaged 900 barrels of oil per day and 20 million cubic feet of gas per day.

Mocane-Laverne field, Harper and Beaver counties, Oklahoma (60%): Development of properties acquired from trades in 2000 and 2001 continued. Since 1998, a total of 54 wells have been drilled, and a 10-well drilling program is currently under way. In addition, nine workover projects were completed in 2002. Kerr-McGee's net production for 2002 from the field was 17 million cubic feet of gas per day.

Other International:

In 2002, Kerr-McGee continued its exploration and production efforts in selected international areas and successfully completed the divestiture of its noncore interests in Ecuador, Indonesia and the Bayu-Undan project in Australia. The company currently has an executed purchase and sale agreement in place for the sale of its operations in Kazakhstan. The sale is expected to close in March 2003.

China

Liuhua 11-1 field, South China Sea (24.5%): Gross production for 2002 was 14,450 barrels of oil per day. One sidetrack and one extended-reach well were completed in 2002. Two sidetracks and a second extended-reach well are planned for 2003.

Bohai Bay block 04/36 (81.8%): During 2002, Kerr-McGee submitted development plans to the Chinese government for the CFD 11-1 and 11-2 fields. These plans are now under consideration for formal project sanction. The project schedule anticipates first oil in 2004, with development drilling due to start in the third quarter of 2003. No additional appraisal wells were drilled in 2002 on CFD 11-1 and 11-2 following the two successful appraisal wells completed in 2001.

A new wildcat discovery, CFD 11-3-1, was followed by a successful appraisal well three miles east of the CFD 11-1 development area, and additional appraisal drilling is planned for the area. Another discovery well was drilled at CFD 16-1-1 that will be appraised in 2003.

Bohai Bay block 05/36 (50%): During 2002, Kerr-McGee evaluated potential development options for the CFD 12-1 and 12-1S discoveries, including options to tie back to the CFD 11-1 discovery in the 04/36 block. Additional exploration drilling is planned for 2003.

Bohai Bay block 09/18 (100%): This block includes more than 535,000 gross acres and is located south of Kerr-McGee-operated blocks 04/36 and 05/36. Block 09/18 has similar play concepts as the company's fields and discoveries on blocks 04/36 and 05/36. Seismic data has been acquired, and three exploration wells are planned for 2003.

Indonesia

The company completed the divestiture of the Jabung block to Petronas Carigali Overseas Sdn Bhd., a subsidiary of Petroliam Nasional Bhd (PETRONAS), in June 2002.

Ecuador

The company completed the divestiture of its entire equity ownership in Ecuador to Perenco Ecuador Limited, a subsidiary of Perenco S.A., and Burlington Resources Oriente Limited, in September 2002. The assets consisted of one producing license and one license under development.

Kazakhstan

The company executed an agreement with Shell Kazakhstan Development in 2002 for the sale of its operations in Kazakhstan. The assets consist of one producing license, one exploration license and an equity ownership in the Caspian Pipeline Consortium. The sale is expected to close in March 2003.

Australia

Bayu-Undan field (11.2%): The company divested its entire equity ownership in the Bayu-Undan field in May 2002.

WA 278 (39%): A retention lease application is currently being negotiated with the Australian government for the areas around Kerr-McGee's Prometheus and Rubicon successful but presently noncommercial gas discoveries in 2000.

WA 295 (50%): Kerr-McGee operates this 3.5 million-acre block in the Carnarvon basin. Acquisition of 4,800 kilometers of 2-D seismic data was completed in 2001. A two-well drilling program was initiated in late 2002. The Wigmore prospect was the first drilled and was unsuccessful. Drilling of a second well is planned in mid-2003.

WA 301 and 304 (50%), WA 302, 303 and 305 (33.3%): Kerr-McGee has an interest in
6.4 million acres in the deepwater Browse basin. Seismic and geological studies have been ongoing for two years, in preparation for the initial exploration well, Maginnis, which began drilling in early 2003.

Benin

Block 4 (70%): Kerr-McGee owns a 70% working interest in 2.5 million acres offshore Benin. Water depths on this block range from 300 feet to 10,000 feet. A two-well drilling program was commenced in late 2002 and both wells were dry. Additional 2-D seismic data is planned for 2003 to evaluate areas not covered by the current 3-D seismic data. In late 2002, Kerr-McGee and Petronas Carigali Overseas Sdn Bhd. entered into a partnership on the block.

Brazil

BS-1 (40%): A second exploration well, the Ana prospect, was drilled in 2002. The well failed to find commercial hydrocarbons, and data collected in the well condemned several other prospects on the block. As a result, Kerr-McGee elected to relinquish the acreage in 2002. Kerr-McGee was operator of this 2.2 million gross acre block.

BM-S-3 (30%): This deepwater Santos basin block covers 1.6 million acres. Additional analysis was conducted on this block subsequent to the drilling in BS-1, which is a direct offsetting block. The plays in BM-S-3 became noncommercial as a result of the drilling activity, and Kerr-McGee elected to relinquish the acreage in 2002.

BM-ES-9 (30%): This offshore block was acquired in 2001 and extends over 535,000 acres in the Espirito Santo basin in water depths ranging from 4,400 feet to 9,600 feet. During 2002, 3-D seismic data was acquired and is currently being evaluated.

Gabon

Anton and Astrid Marin blocks (14%): Located offshore along the southern coast of Gabon, the Anton and Astrid Marin blocks total 3.1 million acres. A four-well drilling program was completed in late 2001. After evaluating all of the well and seismic data, Kerr-McGee elected to relinquish the acreage in 2002.

Olonga Marin block (25%): Kerr-McGee and partners plan to conduct seismic operations after 2003.

Morocco

Cap Draa block (25%): Kerr-McGee and partners have an exploration contract covering approximately 3 million acres along the deepwater shelf edge offshore Morocco, in water depths from 650 feet to 6,500 feet. A 3-D seismic acquisition was completed in 2002 and is currently being evaluated.

Boujdour block (100%): In October 2001, Kerr-McGee acquired a reconnaissance permit covering approximately 27 million acres offshore Morocco from the shoreline to a water depth of more than 10,000 feet. A reconnaissance permit allows Kerr-McGee to perform seismic and related activities for evaluation purposes. Kerr-McGee completed its acquisition of a large 2-D seismic grid in January 2003, and the data is currently being evaluated.

Nova Scotia, Canada

EL2383, EL2386, EL2393 and EL 2396 (50%): Kerr-McGee is operator of four deepwater blocks covering approximately 1.5 million acres located offshore Nova Scotia, Canada, in water depths ranging from 500 feet to 9,200 feet. A 3-D seismic survey across two of the blocks was interpreted in 2001. Additional 2-D seismic data is being acquired outside the area covered by the current 3-D survey.

EL2398, EL2399 and EL2404 (100%): These blocks, covering more than 1.5 million acres, are in water depths ranging from 350 feet to 10,000 feet. A regional 2-D seismic program was interpreted in 2001, and additional 2-D seismic is planned for 2003.

Thailand

Block W7/38, Andaman Sea (85%): Kerr-McGee was the operator of this 4.9 million-acre block. The license for this block expired in March 2002, and the company no longer has an interest in Thailand.

Yemen

Block 50 (47.5%): Kerr-McGee and Nexen (operator) farmed out a portion of their interest to Petronas Carigali Overseas Sdn Bhd. in 2002. Terms call for Petronas to pay a disproportionate share of costs for seismic data and an exploratory well, which will be drilled in 2003. Upon completion of the farm-in obligation, Kerr-McGee's interest will be reduced to 31.7%.


                                    CHEMICALS

Kerr-McGee Corporation's chemical operations consist of two segments (pigment and other) that produce and market inorganic industrial chemicals, heavy minerals and forest products through its subsidiaries Kerr-McGee Chemical LLC, KMCC Western Australia Pty. Ltd., Kerr-McGee Pigments GmbH, Kerr-McGee Pigments International GmbH, Kerr-McGee Pigments Limited, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee Pigments (Savannah) Inc. Many of these products are manufactured using proprietary technology developed by the company.

Industrial chemicals include titanium dioxide, synthetic rutile, manganese dioxide and sodium chlorate. Heavy minerals produced are ilmenite, natural rutile, leucoxene and zircon. Forest products operations treat railroad crossties and other hardwood products and provide other wood-treating services.

On December 16, 2002, the company announced plans to exit the forest products business due to the strategic focus on the growth of the core businesses, oil and gas exploration and production and the production and marketing of titanium dioxide pigment. The company took an after-tax charge of $15 million for plant and equipment impairment and decommissioning expenses.

In January 2003, Kerr-McGee announced a plan to close its synthetic rutile plant in Mobile, Alabama, by year-end 2003. This plant closure is another step in the company's plan to enhance its operating profitability. The Mobile plant processes and supplies a portion of the feedstock for the company's titanium dioxide pigment plants in the United States. Through Kerr-McGee's ongoing supply-chain initiatives, the company now can purchase the feedstock more economically than it can be manufactured at the Mobile plant. As a result of these steps, the company anticipates significant savings.

During March 2003, the company announced the temporary shutdown of the Mobile synthetic rutile plant due to imposition of a new, much lower limit for one effluent impurity effective March 1, 2003. This limit did not exist previously under the plant's operating permit. The synthetic rutile plant will remain shut down until Kerr-McGee is confident it can meet this new permit condition.

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

Because of market considerations, chloride-process capacity has increased to a substantially higher level than sulfate process capacity over the past 20 years. The chloride process currently makes up about 60% of total industry capacity.

The company produces TiO2 pigment at six production facilities. Three are located in the United States, the others in Australia, Germany and the Netherlands. The chloride process accounts for approximately 74% of the company's production capacity. The following table outlines the company's production capacity by location and process.


                                  TiO2 Capacity
                              As of January 1, 2003
                             (Gross tonnes per year)

Facility                                      Capacity                   Process
--------                                      --------                   -------
Hamilton, Mississippi                          200,000                  Chloride
Savannah, Georgia                               91,000                  Chloride
Kwinana, Western Australia (1)                  95,000                  Chloride
Botlek, Netherlands                             62,000                  Chloride
Uerdingen, Germany                             105,000                   Sulfate
Savannah, Georgia                               54,000                   Sulfate
                                               -------
        Total                                  607,000
                                               =======

(1) The Kwinana facility is part of the Tiwest Joint Venture, in which the company owns a 50% interest.


The company owns a 50% interest in a joint venture that operates an integrated TiO2 project in Western Australia (the Tiwest Joint Venture). The venture consists of a heavy-minerals mine, a mineral separation facility, a synthetic rutile facility and a titanium dioxide plant.

Heavy minerals are mined from 21,037 acres leased by the Tiwest Joint Venture. The company's 50% interest in the properties' remaining in-place proven and probable reserves is 5.7 million tonnes of heavy minerals contained in 195 million tonnes of sand averaging 2.9% heavy minerals. The valuable heavy minerals are composed of 61% ilmenite, 10.3% zircon, 4.5% natural rutile and 3.4% leucoxene, with the remaining 20.8% of heavy minerals presently having no value.

Heavy-mineral concentrate from the mine is processed at a 750,000 tonne-per-year dry separation plant. Some of the recovered ilmenite is upgraded at a nearby synthetic rutile facility, which has a capacity of 200,000 tonnes per year.
Synthetic rutile is a high-grade titanium dioxide feedstock. Synthetic rutile from the Tiwest Joint Venture provides feedstock to a 95,000 tonne-per-year titanium dioxide plant located at Kwinana, Western Australia. Production of ilmenite, synthetic rutile, natural rutile and leucoxene in excess of the Tiwest Joint Venture's requirements is purchased by Kerr-McGee as part of the feedstock requirement for its TiO2 business under a long-term agreement executed in September 2000.

Information regarding heavy-mineral reserves, production and average prices for the three years ended December 31, 2002, is presented in the following table. Mineral reserves in this table represent the estimated quantities of proven and probable ore that, under presently anticipated conditions, may be profitably recovered and processed for the extraction of their mineral content. Future production of these resources depends on many factors, including market conditions and government regulations.

                  Heavy-Mineral Reserves, Production and Prices
                  ---------------------------------------------

(Thousands of tonnes)                     2002              2001            2000
----------------------------             -----             -----           -----
Proven and probable reserves             5,700             5,800           6,700
Production                                 289               280             293
Average market price (per tonne)          $150              $143            $145

The company also operates a synthetic rutile production facility located in Mobile, Alabama. This facility, with an annual production capacity of 200,000 tonnes per year, provides a portion of the feedstock for the company's titanium dioxide business. As previously noted, the company has announced its plans to close the Mobile facility by the end of 2003, and the plant is temporarily shut down due to a new operating permit restriction.

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

Titanium dioxide applications are technically demanding, and the company utilizes a strong technical sales and services organization to carry out its marketing efforts. Technical sales and service laboratories are strategically located in major market areas, including the United States, Europe and the Asia-Pacific region. The company's products compete on the basis of price and product quality, as well as technical and customer service. World demand for titanium dioxide is expected to increase 4% in 2003.

Stored Power
------------

The company owns a 50% interest in AVESTOR, a joint venture formed in 2001 to produce and commercialize a solid-state lithium-metal-polymer (LMP) battery. Applications for this battery include telecommunications stand-by power, utility peak shaving, electric vehicles and hybrid electric vehicles. The first commercial LMP battery is specifically designed for the telecommunications market and is superior to lead-acid battery technology in both performance and life. In 2002, a 120-megawatt-hour LMP production facility was built and commissioned at Boucherville, Quebec. Production rates are expected to increase throughout 2003 to the rated capacity.

Other Products
--------------

The chemical - other operating unit consists of the company's electrolytic operations and forest products business.

Electrolytic Products - Plants at the company's Hamilton, Mississippi, complex include a 130,000 tonne-per-year sodium chlorate facility. Sodium chlorate is used in the environmentally preferred chlorine dioxide process for bleaching pulp. Sodium chlorate demand in the United States is expected to increase approximately 2% to 3% per year in the near term as the pulp and paper industry recovers and completes conversion to the chlorine dioxide process. The company's share of the U.S. market is about 8%.

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

As part of the company's strategic decision to focus on the titanium dioxide pigment business, the company continues to investigate divestiture options for the electrolytic business.

Forest Products - The principal product of the forest products business is treated railroad crossties. Other products include railroad crossing materials, bridge timbers and utility poles. The company's six wood-treating plants are located along major railways in Madison, Illinois; Indianapolis, Indiana; Columbus, Mississippi; Springfield, Missouri; The Dalles, Oregon; and Texarkana, Texas. In October 2002, the Indianapolis, Indiana, plant ceased operations, and plant dismantlement was initiated. The company has announced the planned closing of the Madison, Columbus, Springfield and Texarkana plants by the end of 2003. The Dalles plant is a leased facility, and the company's options at the site include continuation of operations for the term of the lease or sale. The lease expires November 30, 2004.

For more information regarding the company's plan to exit the forest products business and for information as to the chemical - other operating unit's revenues and operating profit (loss) for the three-year period ended December 31, 2002, reference is made to Notes 10 and 27 to the Consolidated Financial Statements included in Item 8. of this Form 10-K.

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

Employees
---------

On December 31, 2002, the company and its affiliates had 4,470 employees. Approximately 984, or 22% of these employees, were represented by chemical industry collective bargaining agreements in the United States and Europe.

Competitive Conditions
----------------------

The petroleum industry is highly competitive, and competition exists from the initial process of bidding for leases to the sale of crude oil and natural gas. Competitive factors include finding and developing petroleum reserves, producing crude oil and natural gas efficiently, transporting the produced crude oil and natural gas, and developing successful marketing strategies. Many of the company's competitors have substantially larger financial resources, staffs and facilities than Kerr-McGee, which test Kerr-McGee's ability to compete with them.

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


                GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

General
-------

The company's affiliates are subject to extensive regulation by federal, state, local and foreign governments. The production and sale of crude oil and natural gas are subject to special taxation by federal, state, local and foreign authorities and regulation with respect to allowable rates of production, exploration and production operations, calculations and disbursements of royalty payments, and environmental matters. Additionally, governmental authorities regulate the generation and treatment of waste and air emissions at the operations and facilities of the company's affiliates. At certain operations, the company's affiliates also comply with certain worldwide, voluntary standards such as the ISO 9002 for quality management and ISO 14001 for environmental management standards developed by the International Organization for Standardization, a nongovernmental organization that promotes the development of standards and related activities and serves as an external oversight for quality and environmental issues.

Environmental Matters
---------------------

Federal, state and local laws and regulations relating to environmental protection affect almost all company operations. These laws require the company's affiliates to remove or mitigate the effects on the environment of the disposal or release of certain chemical, petroleum, low-level radioactive and other substances at various sites. Operation of pollution-control equipment usually entails additional expense. Some expenditures to reduce the occurrence of releases into the environment may result in increased efficiency; however, most of these expenditures produce no significant increase in production capacity, efficiency or revenue.

During 2002, direct capital and operating expenditures related to environmental protection and cleanup of existing sites totaled $59 million. Additional expenditures totaling $128 million were charged to environmental reserves. While it is difficult to estimate the total direct and indirect costs to the company of government environmental regulations, the company presently estimates that in 2003 it will incur $33 million in direct capital expenditures, $35 million in operating expenditures and $100 million in expenditures charged to reserves. Additionally, the company estimates that in 2004 it will incur $17 million in direct capital expenditures, $20 million in operating expenditures and $100 million in expenditures charged to reserves.

The company and its affiliates are parties to a number of legal and administrative proceedings involving environmental matters and/or other matters pending in various courts or agencies in the United States and other jurisdictions. These include proceedings associated with facilities currently or previously owned, operated or used by the company's affiliates and/or their predecessors, and include claims for personal injuries and property damages. The current and former operations of the company's affiliates also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations obligate the company's affiliates to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by the U.S. Environmental Protection Agency (EPA) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and are listed on the National Priority List (NPL).

The company provides for costs related to environmental contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental matters because, among other reasons:

   o some sites are in the early stages of investigation, and other sites may be identified in the future;

   o cleanup requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding cleanup requirements, technologies or other factors that bear on cleanup costs;

   o environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their respective shares of responsibility for cleanup costs;

   o environmental laws and regulations are continually changing, and court proceedings are inherently uncertain;

   o unanticipated construction problems and weather conditions can hinder the completion of environmental remediation;

   o the inability to implement a planned engineering design or use planned technologies and excavation methods may require revisions to the design of remediation measures, which delay remediation and increase its costs; and

   o    the  identification  of additional areas or volumes of contamination and
        changes  in  costs  of  labor,   equipment   and   technology   generate
        corresponding changes in environmental remediation costs.

The company believes that currently it has reserved adequately for the reasonably estimable costs of contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including any liabilities at sites now under review. The company cannot now reliably estimate the amount of future additions to the reserves. Additionally, there may be other sites where the company has potential liability for environmental-related matters but for which the company does not have sufficient information to determine that the liability is probable and/or reasonably estimable. The company has not established a reserve for such sites.

For an expanded discussion of environmental matters, see "Item 3. Legal Proceedings," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 16 to the Consolidated Financial Statements contained in Item 8. to this Form 10-K.


                                  RISK FACTORS

In addition to the risks identified in Management's Discussion and Analysis included in Item 7. of this Form 10-K, investors should consider carefully the following risks.

Volatile Product Prices and Markets Could Adversely Affect Results
------------------------------------------------------------------

The company's results of operations are highly dependent upon the prices of and demand for oil and gas and the company's chemical products. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Accordingly, the prices received by the company for its oil and gas production are dependent upon numerous factors that are beyond its control. These factors include, but are not limited to, the level of ultimate consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of imports and exports of oil and gas, actions of the Organization of Petroleum Exporting Countries, the political and economic uncertainty of foreign governments, international conflicts and civil disturbances, and the overall economic environment. Any significant decline in prices for oil and gas could have a material adverse effect on the company's financial condition, results of operations and quantities of reserves recoverable on an economic basis. Demand for titanium dioxide is dependent on the demand for ultimate products utilizing titanium dioxide pigment. This demand is generally dependent on the condition of the economy. The profitability of the company's products is dependent on the price realized for them, the efficiency of manufacturing costs, and the ability to acquire feedstock at a competitive price. Should the industries in which the company operates experience significant price declines or other adverse market conditions, the company may not be able to generate sufficient cash flow from operations to meet its obligations and make planned capital expenditures. In order to manage its exposure to price risks in the sale of oil and gas, the company may from time to time enter into commodities contracts to hedge a portion of its crude oil and natural gas sales volume. Any such hedging activities may prevent the company from realizing the benefits of price increases above the levels reflected in such hedges.

State and Local Regulation of Oil and Gas Development and Surface Development Conflicts Could Adversely Affect Results
-------------------------------------------------------------------------------

State regulatory authorities have established rules and regulations governing, among other things, permits for drilling and production, operations, performance bonds, reports concerning operations, discharge, disposal and other waste-related permits, well spacing, unitization and pooling of operations, taxation, and environmental and conservation matters. In general, these measures make oil and gas development more difficult, and their application to the company's operations could adversely affect its results of operations.

Failure to Fund Continued Capital Expenditures Could Adversely Affect Results
-----------------------------------------------------------------------------

The company expects that it will continue to make capital expenditures for the acquisition, exploration and development of oil and gas reserves. If its revenues substantially decrease as a result of lower oil and gas prices or otherwise, the company may have a limited ability to expend the capital necessary to replace its reserves or to maintain production at current levels, resulting in a decrease in production over time. Historically, the company has financed expenditures for the acquisition, exploration and development of oil and gas reserves primarily with cash flow from operations and proceeds from debt and equity financings, asset sales, and sales of partial interests in foreign concessions. Management believes that the company will have sufficient cash flow from operations, available drawings under its credit facilities and other debt financings to fund capital expenditures. However, if the company's cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing or other sources of capital will be available to meet these requirements. If the company is not able to fund its capital expenditures, its interests in some properties may be reduced or forfeited, and its future cash generation may be materially adversely affected as a result of the failure to find and develop reserves.

Oil and Gas Reserve Information Is Estimated
--------------------------------------------

The proved oil and gas reserve information included in this Form 10-K represents estimates. These estimates are based primarily on reports prepared by the company's geologists and engineers. Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend on a number of variable factors and assumptions, including:

   o historical production from the area compared with production from other similar producing areas;
   o    the assumed effects of regulations by governmental agencies;
   o    assumptions concerning future oil and gas prices; and
   o assumptions concerning future operating costs, severance and excise taxes, development costs, and workover and remedial costs.

Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

   o    the quantities of oil and gas that are ultimately recovered;
   o    the production and operating costs incurred;
   o    the amount and timing of future development expenditures; and
   o    future oil and gas sales prices.

Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. The company's actual production, revenues and expenditures with respect to reserves will likely be different from estimates, and the differences may be material. The discounted future net cash flows included in this Form 10-K should not be considered as the current market value of the estimated oil and gas reserves attributable to the company's properties. As required by the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

   o    the amount and timing of actual production;
   o    supply and demand for oil and gas;
   o    increases or decreases in consumption; and
   o    changes in governmental regulations or taxation.

In addition, the 10% discount factor, which is required by the SEC to be used to calculate discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the company or the oil and gas industry in general.

Kerr-McGee Operates in Foreign Countries and Will Be Subject to Political, Economic and Other Uncertainties
-------------------------------------------------------------------------------

The company conducts significant operations in foreign countries and may expand its foreign operations in the future. Operations in foreign countries are subject to political, economic and other uncertainties, including:

   o the risk of war, acts of terrorism, revolution, border disputes, expropriation, renegotiation or modification of existing contracts, import, export and transportation regulations and tariffs;
   o taxation policies, including royalty and tax increases and retroactive tax claims;
   o exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over the company's international operations;
   o laws and policies of the United States affecting foreign trade, taxation and investment; and
   o the possibility of being subject to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States.

Foreign countries have occasionally asserted rights to land, including oil and gas properties, through border disputes. If a country claims superior rights to oil and gas leases or concessions granted to the company by another country, the company's interests could be lost or decrease in value. Various regions of the world have a history of political and economic instability. This instability could result in new governments or the adoption of new policies that might assume a substantially more hostile attitude toward foreign investment. In an extreme case, such a change could result in termination of contract rights and expropriation of foreign-owned assets. This could adversely affect the company's interests. The company seeks to manage these risks by, among other things, concentrating its international exploration efforts in areas where the company believes that the existing government is favorably disposed towards U.S. exploration and production companies.

Oil and Gas Operations Involve Substantial Costs and Are Subject to Various Economic Risks
-------------------------------------------------------------------------------

The company's oil and gas operations are subject to the economic risks typically associated with exploration, development and production activities. In conducting exploration and development activities, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause the company's exploration, development and production activities to be unsuccessful. This could result in a total loss of the company's investment in a particular property. If exploration efforts in a country are unsuccessful in establishing proved reserves and exploration activities cease, the amounts accumulated as unproved costs would be charged against earnings as impairments. In addition, the cost and timing of drilling, completing and operating wells is often uncertain.

Competition is Intense
----------------------

The exploration and production business and the titanium dioxide pigment business are each highly competitive. Many of the company's competitors have substantially larger financial resources, staffs and facilities than Kerr-McGee, which test Kerr-McGee's ability to compete with them.


                             AVAILABILITY OF REPORTS

Effective January 1, 2003, Kerr-McGee made available at no cost on its Internet website, www.kerr-mcgee.com, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after the company electronically files or furnishes such reports to the Securities and Exchange Commission (SEC). Interested parties should refer to the Investor Relations link on the company's website. Reports on Forms 10-Q and 10-K are available for all 2001 and 2002 filings and Current Reports on Form 8-K are available for all filings subsequent to January 1, 2003.

Item 3.  Legal Proceedings

A. In 2001, the company's chemical affiliate (Chemical) received a Notice of Violation (NOV) from EPA, Region 9. The NOV claims that Chemical has been in continuous violation of the Clean Air Act new source review requirements applicable to the construction in 1994 and continued operation of an open hearth furnace at its Henderson, Nevada, facility. Chemical operated the open hearth furnace in compliance with state-issued permits and believes that the NOV is without substantial merit. Chemical is vigorously defending against the claims made in the NOV and believes that any fines and penalties related to the NOV will not have a material adverse effect on the company.

B. In December 2001, Kerr-McGee North Sea (U.K.) Limited received a notice of violation of the Prevention of Oil Pollution Act 1971 and of the Merchant Shipping (Oil Pollution Preparedness, Response and Cooperation Convention) Regulations 1998 from authorities in Scotland. This matter is currently pending in the Sheriff Court, Aberdeen, Scotland, and concerns a subsea pipeline leak associated with the company's North Sea Hutton facility. The company is vigorously defending the matter and believes that any fines and penalties will not have a material adverse effect on the company.

C. In 2002, Tiwest Pty Ltd, an Australian joint venture that produces titanium dioxide and in which Chemical indirectly has a 50% interest, received a complaint and notice of violation from the Department of Environmental Waters and Catchment Protection in Western Australia alleging violations of the Environmental Protection Act (1986). This matter concerns an alleged chlorine release at the facility. Tiwest is vigorously defending the proceeding, which is pending in the Court of Petty Sessions, Perth, Western Australia. As currently filed, the maximum fine is $625,000 (Australian dollars), but the liability of the joint venture and the amount of any monetary fine are uncertain.

D. For a discussion of other legal proceedings and contingencies, reference is made to (1) the Environmental Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. and (2) Note 16 to the Consolidated Financial Statements included in Item 8. of this Form 10-K, both of which are incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None submitted during the fourth quarter of 2002.


                      Executive Officers of the Registrant

The following is a list of executive officers, their ages, and their positions and offices as of March 15, 2003:

       Name            Age                      Office
------------------     ---     -------------------------------------------------

Luke R. Corbett         56    Chief  Executive  Officer since 1997.  Chairman of
                              the Board since May 1999 and from 1997 to February
                              1999.  President and Chief Operating  Officer from
                              1995 until 1997.

Kenneth W. Crouch       59    Executive Vice President  since March 2003. Senior
                              Vice  President  from  1996 to 2003.  Senior  Vice
                              President,  Exploration and Production Operations,
                              from  1998  to  2003.   Senior   Vice   President,
                              Exploration from 1996 to 1998.


David A.  Hager         46    Senior  Vice President, Exploration and Production
                              Operations,  since March 2003.  Vice  President of
                              Exploration  and  Production,  2002 to 2003.  Vice
                              President   of  Gulf  of  Mexico   and   Worldwide
                              Deepwater  Exploration  and  Production,  2001  to
                              2002;   Vice  President  of  Worldwide   Deepwater
                              Exploration  and  Production,  2000 to 2001;  Vice
                              President  of  International   Operations,   2000;
                              previously   Vice  President  of  Gulf  of  Mexico
                              operations.  Joined  Sun Oil Co.,  predecessor  of
                              Oryx Energy Company, in 1981.

Gregory F. Pilcher      43    Senior   Vice   President,   General  Counsel  and
                              Corporate   Secretary   since  July   2000.   Vice
                              President, General Counsel and Corporate Secretary
                              from  1999 to 2000.  Deputy  General  Counsel  for
                              Business   Transactions   from   1998   to   1999.
                              Associate/Assistant General Counsel for Litigation and Civil Proceedings from 1996 to 1998.

Carol A. Schumacher     46    Senior  Vice President of Corporate  Affairs since
                              February 2002. Prior to joining the company in 2002, served as Vice President of Public Relations for The Home Depot, Executive Vice President and
                              General  Manager  for  Atlanta  office of  Edelman
                              Worldwide and Executive  Vice  President of Cohn &
                              Wolfe, a division of Young & Rubicam, Inc.

Robert M. Wohleber      52    Senior  Vice President and Chief Financial Officer
                              since December 1999.  Prior to joining the company
                              in 1999,  served as Executive  Vice  President and
                              Chief   Financial   Officer  of   Freeport-McMoRan
                              Exploration Company, President and Chief Executive
                              Officer of Freeport-McMoRan Sulfur and Senior Vice
                              President  of  Freeport-McMoRan  Gold  and  Copper
                              Corporation.

W. Peter Woodward       54    Senior  Vice  President  since 1997.  Senior  Vice
                              President of Marketing for Kerr-McGee Chemical from 1996 to 1997.

George D. Christiansen  58    Vice  President, Safety and Environmental Affairs,
                              since   1998.   Vice   President,    Environmental
                              Assessment and Remediation, from 1996 to 1998.

Fran G. Heartwell       56    Vice  President  of  Human  Resources since  March
                              2003; Director of Human Resources,  Kerr-McGee Oil
                              & Gas, from September  2002 to January 2003;  Vice
                              President of Human  Resources and  Administration,
                              Oryx Energy Company, from 1995 until the 1999 merger of Oryx and Kerr-McGee.

J. Michael Rauh         53    Vice   President  since  1987.   Controller  since
                              January 2002. Treasurer from 1996 to 2002.

John F. Reichenberger   50    Vice  President,  Deputy   General   Counsel   and
                              Assistant  Secretary  since July  2000.  Assistant
                              Secretary and Deputy General  Counsel from 1999 to
                              2000.  Deputy  General  Counsel from 1998 to 1999.
                              Associate General Counsel from 1996 to 1999.

Elizabeth T. Wilkinson  45    Vice  President and Treasurer since November 2002.
                              Previously Assistant  Treasurer-Corporate Finance,
                              GlobalSantaFe   Corporation  (Global  Marine  Inc.
                              until  2001  merger);   Manager  of  Planning  and
                              Analysis from 1998 to 1999 and Manager of Budgets and Planning from 1994 to 1998, Global Marine Inc.

There is no family relationship between any of the executive officers.


           CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions, trade and regulatory matters, general economic conditions, and other factors and risks discussed herein and in the company's other SEC filings. Actual results and developments may differ materially from those expressed or implied in this Form 10-K.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

Information relative to the market in which the company's common stock is traded, the high and low sales prices of the common stock by quarters for the past two years, and the approximate number of holders of common stock is furnished in Note 33 to the Consolidated Financial Statements, which note is included in Item 8. of this Form 10-K.

Quarterly dividends declared totaled $1.80 per share for each of the years 2002, 2001 and 2000. Cash dividends have been paid continuously since 1941 and totaled $181 million in 2002, $173 million in 2001 and $166 million in 2000.

For information required under Item 201(d) of Regulation S-K related to the company's securities authorized for issuance under equity compensation plans, reference is made to Item 12. of this Form 10-K.

Item 6.  Selected Financial Data

Information regarding selected financial data required in this item is presented in the schedule captioned "Nine-Year Financial Summary" included in Item 8. of this Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis
--------------------------------------------------------------------------------

Overview

Kerr-McGee Corporation is one of the largest U.S.-based independent oil and gas exploration and production companies and the world's third-largest producer and marketer of titanium dioxide pigment. The company's assets total approximately $10 billion, and proved oil and gas reserves are approximately 1 billion barrels of oil equivalent. The equity production capacity for titanium dioxide pigment is 560,000 tonnes per year. For 2002, revenues from continuing operations totaled $3.7 billion, of which $2.5 billion (68%) was generated by the company's oil and gas exploration and production operations and $1.2 billion (32%) was generated by the company's chemical operations.
--------------------------------------------------------------------------------

Operating Environment and Outlook

Oil and Gas Exploration and Production

While the 2002 financial results are disappointing, Kerr-McGee has started 2003 in a stronger position as a result of its program to sell noncore and higher-cost oil and gas assets. These sales yielded proceeds of approximately $760 million during 2002, and completion of additional transactions is expected in 2003. The proceeds have enabled the company to reduce total debt by 15% from the 2001 year-end level. Kerr-McGee's goal is to reduce its debt-to-capitalization ratio below 50%. As the company benefits from the sale of the higher-cost fields and ramps up production from efficient new deepwater projects, lifting costs are expected to decline by approximately 20% per barrel of oil equivalent.

The volatility of crude oil and natural gas prices has a significant impact on the profitability of Kerr-McGee's oil and gas exploration and production business. While financial instruments and marketing arrangements have the potential to dampen this volatility in certain circumstances, the uncertainty surrounding commodity markets, directly affected by geopolitical issues and global economies, must be analyzed in projecting future sales environments. To provide greater predictability of cash flow necessary to fund exploration and capital programs, the company hedged about 40% of its 2002 production and currently has hedged approximately half of its 2003 production.

The oil and gas industry operated in an environment of uncertainty during 2002. The effects of the September 2001 terrorist attack still lingered in the global economy, with discernible global consequences. Concerns about possible military action in the Middle East set in early in the year. Venezuela dealt with political strife that began in 2001 and led to a general strike in 2002. Despite early expectations, the U.S. economy did not experience the recovery anticipated early in the year, and financial markets were impacted by a series of corporate scandals. The resulting commercial environment and price volatility profoundly impacted investment decisions by the oil and gas industry.

The U.S. petroleum market began the year with ample inventories carried over from 2001. The price of crude oil hovered near $20 per barrel. Reacting to weak prices due to sluggish demand, OPEC and significant non-OPEC producers cut back production effective January 1, 2002. Geopolitical uncertainties, combined with the surprisingly high quota compliance by OPEC and non-OPEC producers (and their agreement to extend the quota reduction into the second quarter) supported oil price recovery. By the end of the first quarter, the well-referenced West Texas Intermediate (WTI) spot price for crude oil had surpassed $25 per barrel.

After reaching the top of the average range during the first quarter, crude oil inventories in the U.S. began to slide in April, reflecting the effect of the production cuts. As the U.S. entered the summer driving season, a self-imposed 30-day delivery cutoff by Iraq increased market tension. Crude oil stocks began a steep decline, reaching the lower level of the historical average range by the end of August. Tightening of demand/supply market fundamentals as well as geopolitical events caused late-year upward pressure on the crude oil market. Tropical storms also influenced crude oil markets, causing U.S. crude oil stocks to briefly decline to historically low levels. The spot price of WTI soared above $30 per barrel. U.S. crude oil stocks increased in the fourth quarter, tracking at the lower end of the historical average range. By the end of the year, when crude oil imports declined again due to the strike in Venezuela, the WTI spot price briefly climbed over $32 per barrel.

Reacting to an economy characterized by uncertainty, caution and concern over investment risk, U.S. oil consumption rose only slightly on the strength of continued increases in transportation sector use. OPEC discipline, a perceived premium associated with the possibility of war in the Middle East and low levels of crude oil stocks (the lowest in five years) added near-term upward pressure to cyclical demand.

Natural gas pricing also demonstrated strong upward movement during the year. Natural gas prices are driven by weather, pipeline capacity, storage (capacity and management) and supply reliability. The increase in natural gas prices was partially due to the competitive fuel prices and the evident decline of production in North America. Market signals require time to develop a supply response. Strong downward pressure on natural gas prices through 2001, plus the relatively full levels of natural gas storage at the end of the heating season, contributed to uncertainty that translated into unexpectedly low drilling activity as the year progressed. Reference New York Mercantile Exchange (NYMEX) gas prices began the year at $2.75 per million British thermal units (MMBtu), declined to about $2/MMBtu during February when storage levels were relatively high, and rose to $3.50/MMBtu by the end of the first quarter. After trending lower through the summer, prices began to reflect anticipated heating season loads and declining deliverability, climbing steadily to $4.80/MMBtu by year-end.

The upstream oil and gas environment at the end of 2002 was nearly the reverse of that which characterized the beginning of the year. Oil prices were relatively high, natural gas prices were extremely strong and natural gas demand appeared to be rising, but drilling activity, which increased slowly during the year, did not yet reflect levels that historically have been characteristic of periods during which there is investment in new supply. Due to global economic conditions, mixed signals from the marketplace, and numerous regulatory and financial uncertainties, the level of concern that permeated the early part of the year progressed to an investment climate of extreme caution. Diligence in investment - choosing only the most value-added opportunities - replaced an industry quest for increased exploration investment. In this environment of market volatility and uncertainty, budget discipline and flexibility in near-term spending are high priorities.

Kerr-McGee's growth strategy for its exploration and production operating unit is focused primarily on the deepwater Gulf of Mexico and selected international basins. In addition, the company will continue to pursue opportunities in the U.K. North Sea, U.S. onshore, Gulf of Mexico shelf and China. The company expects to build growth through the drill bit and to seek strategic partnerships and acquisitions.

Chemicals

In the global titanium dioxide pigment industry, the company is the third-largest producer and marketer and one of five companies that own chloride technology. The chloride process produces a pigment with optical properties preferred by the paint and plastics industries. In early 2003, chloride technology accounted for about 74% of the company's pigment production capacity. The remaining capacity is sulfate-process production.

Titanium dioxide is a "quality-of-life" product, and its consumption follows general economic trends. Since a low point in the business cycle was experienced in the winter of 2001, economic growth indicators associated with pigment demand improved at a moderate pace. This strengthening demand for the company's pigment products supported price increases throughout 2002.

Modest growth in the U.S. economy is expected to continue in 2003, bolstered by strong automotive and construction markets. Further supporting this outlook are recent early signals of a rebound in business confidence. Outside the U.S., moderate growth in the Euro-zone and Japanese gross domestic products is expected to continue. In Southeast Asia, where growth is well in excess of other regions, significant progress has been made toward trade facilitation in the area of customs and through elimination of technical barriers.

The Kerr-McGee chemical operating unit's strategy focuses on technology improvements and cost control. This includes an integrated portfolio of supply chain initiatives, continuous improvement and technology-based efficiency programs. Accordingly, operating results should improve with the success of these initiatives as well as the price increases that began in 2002 and are expected to continue through 2003. During 2003, the company will continue its low-cost plant capacity expansions in line with market growth. The company also remains focused on exiting noncore businesses within its chemical operations, while growing new opportunities aligned with its core competencies.

New opportunities for capitalizing on the company's experience are carefully considered. One such opportunity is AVESTOR. This joint venture with Hydro-Quebec, one of North America's largest utilities, was formed in 2001 to produce a revolutionary lithium-metal-polymer battery. Commercial sales will begin in 2003 with batteries that increase the reliability of telecommunication networks during power outages. Work is under way on future applications, including peak-power shaving and use in electric and hybrid electric vehicles. The company is committed to growing this business and expects to invest an additional $50 million in the joint venture in 2003.

In January 2003, Kerr-McGee announced a plan to close its synthetic rutile plant in Mobile, Alabama, by year-end 2003. This plant closure is another step in the company's plan to enhance its operating profitability. The Mobile plant processes and supplies a portion of the feedstock for the company's titanium dioxide pigment plants in the United States. Through Kerr-McGee's ongoing supply chain initiatives, the company now can purchase the feedstock more economically than it can be manufactured at the Mobile plant. As a result of these steps, the company anticipates significant savings.

During March 2003, the company announced the temporary shutdown of the Mobile synthetic rutile plant due to imposition of a new, much lower limit for one effluent impurity effective March 1, 2003. This limit did not exist previously under the plant's operating permit. The synthetic rutile plant will remain shut down until Kerr-McGee is confident it can meet this new permit condition.
--------------------------------------------------------------------------------

Results of Consolidated Operations

Net income (loss) and per-share amounts for each of the years in the three-year period ended December 31, 2002, were as follows:


(Millions of dollars,
except per-share amounts)                       2002          2001          2000
-------------------------                      -----          ----          ----

Net income (loss)                              $(485)         $486          $842
Net income (loss) per share -
     Basic                                     (4.84)         5.01          9.01
     Diluted                                   (4.84)         4.74          8.37

The major variances in net income on an operating unit basis (after income taxes) are outlined in the table below. The variances in individual line items in the Consolidated Statement of Operations are explained in the section that follows.

                                                         Favorable (Unfavorable)
                                                                Variance
                                                        ------------------------
                                                             2002          2001
                                                            Versus        Versus
(Millions of dollars)                                        2001          2000
---------------------                                       -----         -----

Exploration and production net operating profit             $(850)        $(346)
Chemical - pigment net operating profit                        25           (82)
Chemical - other net operating profit                          (4)          (22)
Net interest expense                                          (56)            4
Other income/expense                                         (202)          105
Discontinued operations                                        96             5
Cumulative effect of accounting change                         20           (20)
                                                            -----         -----
     Net income                                             $(971)        $(356)
                                                            =====         =====

The majority of the 2002 decline in exploration and production net operating profit resulted from asset impairments of $561 million and the deferred tax effect of $132 million for the 33% increase in the U.K. corporate tax rate for oil and gas companies. The remaining $157 million decrease is due principally to higher lease operating expense, shipping and handling expense, depreciation and depletion, and exploration expense.

The improvement in chemical's pigment net operating profit in 2002 is principally the result of higher pigment sales volumes and lower average per-unit production costs. Higher interest expense in 2002 is due to significantly higher average debt outstanding and lower capitalized interest, partially offset by a lower overall average interest rate.

The negative variance for other income/expense is mainly due to the 2001 adoption of the Financial Accounting Standards Board's (FASB) Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), as amended, that allowed the company to reclassify 85% of the Devon Energy Corporation (Devon) shares owned to "trading" from the "available for sale" category of investments. This resulted in a $118 million net unrealized gain on the stock being recognized in income as of January 1, 2001, with a corresponding reduction in other comprehensive income where the unrealized gain had previously been recorded. Additionally, a 2002 net-of-tax litigation provision of $47 million and after-tax foreign currency losses of $33 million contributed to the other income/expense variance for 2002 versus 2001.

Discontinued operations for all three years resulted from the company's decision in early 2002 to dispose of its exploration and production interests in Indonesia and Kazakhstan and its interest in the Bayu-Undan project in the East Timor Sea offshore Australia. These divestiture decisions were made as part of the company's strategic plan to rationalize noncore oil and gas properties. All periods presented have been restated to reflect these interests as discontinued operations in the financial statements.

The cumulative effect of the change in accounting principle is the result of the company's adoption of FAS 133 in 2001. This standard required the recording of all derivative instruments as assets or liabilities, measured at fair value. Kerr-McGee recorded the fair value of all its outstanding foreign currency forward contracts and the fair value of the options associated with the company's debt exchangeable for stock (DECS) of Devon presently owned by the company. The net effect of recording these fair values resulted in a $20 million decrease in income as a cumulative effect of a change in accounting principle and a $3 million reduction in equity (other comprehensive income) for the foreign currency contracts designated as hedges.

The 2001 decrease in exploration and production net operating profit primarily was due to significantly lower average sales prices and volumes for crude oil and natural gas, the Hutton U.K. North Sea asset impairment in 2001 and higher exploration, gas gathering, pipeline and transportation expenses. The decline in 2001 net operating profit from chemicals resulted mainly from lower pigment sales prices and volumes, the 2001 provisions for closure of the pigment plant in Belgium, asset impairments, severance and other costs. The 2001 other income/expense variance was mainly the result of the $118 million unrealized gain on Devon stock reclassified to the "trading" category of investments, discussed above.
--------------------------------------------------------------------------------

Statement of Operations Comparisons


Sales (Billions of dollars)                      2002         2001        2000
---------------------------                      ----         ----        ----
Oil and gas and pigment sales                    $3.7         $3.6        $4.1
increased in 2002 compared
with 2001.


The increase in 2002 sales primarily was due to a full year of revenues from the Rocky Mountain region compared with only five months in 2001 following the acquisition of HS Resources, combined with the favorable impact of higher pigment sales volumes, partially offset by the recognition of lower revenues from properties divested during 2002. The decrease in 2001 revenues compared with 2000 was due primarily to a decrease in crude oil and pigment sales prices and volumes, partially offset by five months of revenues from the Rocky Mountain region. These variances are discussed in more detail in the segment discussion that follows.

Costs and operating expenses increased $241 million in 2002 from the 2001 level, resulting principally from higher gas marketing and pipeline costs of $105 million (full year of Rocky Mountain operations in 2002 versus five months in 2001), higher lease operating expenses of $80 million (higher crude oil and natural gas production volumes) and higher pigment production cost of $91 million (increased pigment production volumes). The 2001 costs and operating expenses increased $44 million over 2000, principally due to costs for closing the pigment plant in Belgium, discontinuation of manganese metal production at Hamilton, Mississippi, and the write-down of certain pigment inventories.

Selling, general and administrative expenses for 2002 increased $85 million primarily as a result of the $72 million reserve for litigation established mainly in connection with certain forest products litigation in Mississippi, Louisiana and Pennsylvania. These lawsuits are discussed in Note 16 to the financial statements. The 2001 selling, general and administrative expenses increased $31 million over the 2000 expenses. This increase resulted principally from the acquisition of HS Resources in August 2001, completion of the integration of the two chemical plants acquired in the second quarter of 2000, higher costs for information technology projects, higher incentive compensation based on 2000 performance and higher chemical warehousing costs due to higher inventory levels.

Shipping and handling expenses for 2002, 2001 and 2000 were $125 million, $111 million and $98 million, respectively. The 2002 increase is primarily due to higher costs for shipping product from the new deepwater fields in the Gulf of Mexico, including Nansen, Boomvang and Navajo, and higher costs in the Rocky Mountain region due to the inclusion of the first full year of costs related to the former HS Resources operations. The 2001 increase was due to higher natural gas sales volumes, mainly from five months of Rocky Mountain sales and increased transportation costs in the North Sea.

Depreciation and depletion expense totaled $774 million in 2002, $713 million in 2001 and $678 million in 2000. The 2002 increase was due to higher depreciation and depletion for the Rocky Mountain region of $75 million (full year of expense) and for the U.K. region of $11 million (mainly due to a full year of expense on the Leadon and Skene fields, partially offset by having no depreciation on certain assets while they were held for sale). Partially offsetting these increases was lower expense in the U.S. offshore region of $24 million due to normal declines in production and held-for-sale properties, which more than offset the impact of production from the Nansen, Boomvang and Navajo fields. The 2001 increase was due to a $16 million charge for discontinued capital projects and write-off of certain assets no longer used in the pigment operations, the acquisition of HS Resources in August 2001, the oil and gas production mix in the other regions, and a full year of depreciation for the two chemical plants acquired in the second quarter of 2000.

Asset impairments totaled $828 million in 2002 and $76 million in 2001. These impairments were due to certain assets that were no longer expected to recover their net book values through future cash flows. The impairments in 2002 included $541 million for the Leadon field in the North Sea. The field had been producing lower volumes than initially anticipated due to water breakthrough and reservoir compartmentalization. The company conducted additional drilling and field performance analysis during the third and fourth quarters of 2002, and after considering various alternatives for the field, the asset was written down to its fair value based on expected future cash flows. The impairment assumes the tieback of all subsea wells to other fixed infrastructure in the area (possibly the Kerr-McGee-operated Gryphon field), allowing the company to monetize the Leadon state-of-the-art floating facility by marketing it as a development option for another discovery. Should the company be unsuccessful in marketing the Leadon vessel or unable to tie the field back to other existing infrastructure, Kerr-McGee would expect to continue with the Leadon vessel in place and produce from the existing wells until they are fully depleted. In addition, the company impaired to fair market value certain northern North Sea and U.S. onshore and offshore noncore exploration and production assets identified in early 2002 for divestiture totaling $176 million. Impairments totaling $105 million for several older Gulf of Mexico shelf properties and certain other North Sea fields were also recorded, primarily due to the write-down of underlying oil and gas reserves. Additionally, a $6 million asset impairment was recognized in connection with the company's planned shutdown of the forest products operations. The 2001 impairments were comprised of a $47 million write-down associated with the shut-in of the North Sea Hutton field and $29 million for certain chemical facilities in Belgium and the U.S.

Exploration costs were $273 million, $210 million and $169 million for 2002, 2001 and 2000, respectively. The 2002 increase was due to higher dry hole costs of $41 million, mainly in the deepwater area of the Gulf of Mexico and in the North Sea, higher nonproducing leasehold amortization of $11 million, and higher geophysical costs of $5 million. The $41 million increase in 2001 was primarily the result of higher planned exploratory drilling in Brazil, Gabon, Australia and China, higher geophysical costs, principally from the HS Resources acquisition, and higher amortization of nonproducing leaseholds. During 2003, the company plans to drill additional wells and to continue seismic work on deepwater blocks offshore Benin, Brazil, Morocco and Nova Scotia. The success of these projects will impact the company's future exploration costs.

In connection with the company's second-quarter 2000 acquisition of the pigment plant in Savannah, Georgia, certain incomplete research and development projects were identified and valued as part of the purchase price. Since these projects had no alternative future use to the company, $32 million was expensed at the date of acquisition.

Interest and debt expense totaled $275 million in 2002, $195 million in 2001 and $208 million in 2000. The $80 million increase in 2002 was due to an annual average debt balance that was approximately $1.4 billion higher than for 2001 and capitalized interest that was lower by $23 million, partially offset by overall average interest rates that were approximately 1% lower than in the prior year. The lower expense in 2001 was due to higher levels of interest being capitalized on major development projects in the Gulf of Mexico and the North Sea and lower interest rates, partially offset by significantly higher borrowings resulting from the August 2001 HS Resources acquisition and higher capital spending.

Other income (loss) includes the following for each of the years in the three-year period ended December 31, 2002:

(Millions of dollars)                                2002        2001      2000
---------------------                                ----        ----      ----

Foreign currency translation gain (loss)             $(38)       $ 3        $30
Income (loss) from equity affiliates                  (25)        (5)        23
Unrealized gain on Devon stock reclassified to
   "trading" category of investments                    -         181         -
Exchangeable debt derivative options and Devon
   stock revaluations                                  27          17         -
Gains on speculative derivative contracts for gas
   basis swaps acquired with HS Resources               8          27         -
All other                                              (7)          1        (3)
                                                     ----        ----       ---
                                                     $(35)       $224       $50
                                                     ====        ====       ===

Most of the 2002 foreign currency loss was a result of the company's U.K. operations, where the company suffered from the unfavorable U.S. dollar/British pound sterling exchange rates. The loss from equity affiliates for 2002 and 2001 was primarily the result of the investment in the AVESTOR joint venture formed in 2001 to develop new lithium-metal-polymer batteries.
--------------------------------------------------------------------------------

Segment Operations

Operating profit (loss) from each of the company's segments is summarized in the following table:

(Millions of dollars)                        2002           2001          2000
---------------------                       -----           ----         ------

Operating profit (loss) -
     Exploration and production             $(140)          $922         $1,431
                                            -----           ----         ------

     Chemicals -
         Pigment                               24            (22)           130
         Other                                (23)           (17)            17
                                            -----           ----         ------
              Total Chemicals                   1            (39)           147
                                            -----           ----         ------

Operating profit (loss)                     $(139)          $883         $1,578
                                            =====           ====         ======



Exploration and Production

Exploration and production sales, operating profit (loss) and certain other statistics are shown in the following table:


(Millions of dollars,
except per-unit amounts)                       2002          2001          2000
------------------------                      ------        ------        ------

Sales                                         $2,504        $2,439        $2,802
                                              ======        ======        ======

Operating profit (loss)                       $ (140)       $  922        $1,431
                                              ======        ======        ======

Exploration expense                           $  273        $  210        $  169

Net crude oil and condensate produced
     (thousands of barrels per day)              191           189           200
Average price of crude oil sold
     (per barrel) (1)                         $22.04        $22.60        $27.69
Natural gas sold (MMcf per day)                  760           596           531
Average price of natural gas sold
     (per Mcf) (1)                            $ 2.95        $ 3.83        $ 3.87
Average production costs (per BOE)            $ 4.81        $ 4.53        $ 4.54

(1) Includes the results of the company's 2002 hedging program that reduced the average price of crude oil and natural gas sold by $1.13 per barrel and $.01 per Mcf, respectively.


Sales increased $65 million in 2002 compared with 2001, primarily driven by a $108 million increase in Rocky Mountain gas marketing and other operating income, partially offset by a decrease of $43 million in crude oil and natural gas sales resulting from lower 2002 average sales prices, partially offset by higher sales volumes. Average sales prices decreased 2% for crude oil and 23% for natural gas, resulting in a decrease in total sales of $205 million. However, a slight increase in crude oil sales volume, combined with a 28% increase in natural gas sales volume (full year of Rocky Mountain production), resulted in an offsetting increase in sales of $162 million.

Sales decreased $363 million from 2000 to 2001, of which $473 million was due to a decrease in crude oil sales, partially offset by increases in natural gas sales and other operating revenues of $81 million and $29 million, respectively. The decrease in crude oil sales resulted from an 18% drop in the average per-barrel sales price, causing year-over-year sales to decline $341 million, combined with a 6%, or $132 million, decrease in sales volumes. The addition of the HS Resources Rocky Mountain operations accounted for $62 million of the increase in natural gas sales over 2000. Natural gas sales for existing operations increased $24 million due to higher average sales prices, partially offset by a $5 million decrease resulting from lower sales volumes. Other operating revenues increased $29 million, primarily due to higher tariff income and gas marketing income attributable to the HS Resources acquisition.

Operating profit, which decreased from $922 million in 2001 to a loss of $140 million in 2002, was adversely affected by higher asset impairment losses combined with lower oil and gas sales prices, discussed above, and higher production, exploration and other operating costs driven in part by higher production volumes in 2002. In total, $822 million in asset impairment losses were recorded in 2002, compared with $47 million in 2001, lowering operating profit by $775 million between years. Assets held for use represented $646 million of the asset impairment loss, of which $541 million related to the Leadon field in the U.K. area of the North Sea. An additional $82 million was recorded for certain other U.K. North Sea fields, and $23 million was recorded for several older Gulf of Mexico shelf properties. During 2002, additional performance analysis of these fields resulted in downward revisions of reserve estimates sufficient to lower future cash flow projections for the properties below the carrying value of the related assets. The remaining $176 million asset impairment loss related to assets classified as held for disposal in the U.S., North Sea and Ecuador. The 2001 asset impairment loss of $47 million was attributable to the shutdown of the Hutton field in the North Sea.

Total 2002 operating expenses increased $352 million compared with 2001, due to higher gas marketing and pipeline costs of $105 million (primarily an offset to the increased income of $108 million for gas marketing and other, discussed above), higher production expenses of $79 million, higher depreciation and depletion expense of $66 million, higher exploration expense of $63 million, higher environmental expense of $11 million, higher general and administrative expenses of $15 million, and higher transportation costs of $13 million. The higher production costs, depreciation and depletion expense, and transportation expense resulted primarily from the increased crude oil and natural gas production volumes. The increase in exploration expense resulted from the company's expanded exploration program during the second half of 2002.

The decrease in operating profit of $509 million from 2000 to 2001 was primarily due to the significant decline in average sales prices for crude oil and natural gas, which resulted in a decrease in comparable sales year over year of $316 million, combined with net sales volume decreases of $76 million. In addition, when compared with 2000, the 2001 period included the $47 million North Sea Hutton field impairment, higher exploration expense of $41 million resulting from the company's planned exploration program, higher gas gathering and pipeline expenses of $43 million (of which $31 million was directly attributable to additional costs associated with the acquired HS Resources operations), higher transportation expense of $16 million, and higher depreciation and depletion expense of $7 million, offset in part by lower production and general and administrative costs of $8 million.

Chemicals

Chemical sales, operating profit (loss) and pigment production volumes are shown in the following table:

(Millions of dollars)                   2002             2001              2000
---------------------                  ------           ------            ------

Sales -
    Pigment                            $  995           $  931            $1,034
    Other                                 201              196               227
                                       ------           ------            ------
         Total                         $1,196           $1,127            $1,261
                                       ======           ======            ======

Operating profit (loss) -
    Pigment                            $   24           $  (22)           $  130
    Other                                 (23)             (17)               17
                                       ------           ------            ------
         Total                         $    1           $  (39)           $  147
                                       ======           ======            ======

Titanium dioxide pigment production
    (thousands of tonnes)                 508              483               480

Pigment - Titanium dioxide pigment sales for 2002 increased $64 million, or 7%, over 2001 due to sales volume increases of $149 million, combined with an offsetting decrease of $85 million resulting from weaker sales prices in 2002. While poor overall market conditions persisted through the first quarter of 2002, product demand began to increase through the remainder of the year. As demand accelerated, the company announced multiple price increases through the second half of the year.

The $103 million, or 10%, decrease in titanium dioxide pigment sales from 2000 to 2001 was due to lower pigment sales prices, resulting in a decrease of $61 million between years and lower sales volumes that caused a drop of $42 million in comparable sales. The 2001 global economic downturn led to reduced customer demand and lower pricing.

Operating  profit for 2002  improved  $46 million  over 2001.  Higher 2002 sales volume, combined with lower average per-unit production costs, increased operating profit by $57 million, offset by reductions due to lower sales prices of $85 million. Shipping and handling costs and selling, general and administrative costs decreased $5 million from 2001. In addition, the 2002 operating profit included a provision of $12 million related to abandoned chemical engineering projects, a $5 million reversal of environmental reserves, and $3 million for severance and other costs, compared with provisions in 2001 for closure of a pigment plant in Belgium, asset impairments, severance and other costs totaling $79 million.

Operating profit in 2001 declined $152 million compared with 2000 due principally to lower sales of $103 million, coupled with an $8 million increase in operating expenses. Additionally, operating profit in 2001 included $79 million in plant closure provisions, asset impairments, severance and other costs, as discussed above, compared with a 2000 write-off of $32 million for acquired in-process research and development projects and $6 million in transition costs incurred in connection with the purchase of two pigment plants.

Other - Operating loss for 2002 was $23 million on revenues of $201 million, compared with operating loss of $17 million on revenues of $196 million in 2001. The increase in operating loss was primarily due to 2002 provisions for the shutdown and impairment of the forest products business of $23 million and environmental provisions of $15 million, compared with 2001 provisions of $25 million for the termination of manganese metal production and $5 million for severance and asset impairment charges.

Other chemical sales declined $31 million from 2000 to 2001, of which $13 million resulted from the discontinued production of manganese metal, $11 million was due to lower manganese dioxide sales, and $6 million was due to lower forest products sales. Operating profit decreased $34 million between periods, primarily due to the $30 million in 2001 charges discussed above, related to the discontinuation of manganese metal production, severance charges and asset impairments.
--------------------------------------------------------------------------------

Financial Condition

(Millions of dollars)                    2002           2001              2000
---------------------                  --------       --------          --------

Current ratio                          0.8 to 1       1.2 to 1          1.0 to 1
Total debt                               $3,904         $4,574            $2,425
Total debt less cash                      3,814          4,483             2,281
Stockholders' equity                     $2,536         $3,174            $2,633
Total debt less cash to total
    capitalization                          60%            59%               46%
Floating-rate debt to total debt             7%            28%                3%

The negative working capital at the end of 2002 is not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs. Additionally, the company has sufficient unused lines of credit and revolving credit facilities as discussed in the Liquidity section that follows.

Kerr-McGee operates with a philosophy that over a plan period the company's capital expenditures and dividends will be paid from cash generated by operations. On a cumulative basis, the cash generated from operations for the past four years has exceeded the company's capital expenditures and dividend payments. Debt and equity transactions are utilized for acquisition opportunities and short-term needs due to timing of cash flow.

Net Debt to Total Capitalization
(Percentages)                                       2002         2001       2000
-------------                                       ----         ----       ----

Net debt to total capitalization is total
debt less cash divided by total debt less
cash plus stockholders' equity.                      60%          59%        46%

Although debt was reduced $670 million from 2001, the decrease in equity resulting primarily from the 2002 net loss and dividends declared resulted in a slightly higher percentage of net debt to total capitalization as compared to 2001. The higher percentage of net debt to total capitalization in 2001 resulted from the debt issued and assumed in conjunction with the acquisition of HS Resources and the expenditures for major development projects in the Gulf of Mexico and the North Sea.

Cash Flow

Net Cash Flow from Operating
Activities (Millions of dollars)                  2002         2001        2000
--------------------------------                 ------       ------      ------

Net cash flow from operating
activities increased $305                        $1,448       $1,143      $1,840
million in 2002.

Net cash flow from operating activities increased $305 million, from $1.1 billion in 2001 to $1.4 billion in 2002, primarily as a result of changes in various working capital items, partially offset by a decrease in income excluding noncash items. Year-end 2002 cash was $90 million, compared with $91 million at December 31, 2001.

The company invested $1.3 billion in its 2002 capital program, which included $113 million of unsuccessful exploratory drilling costs. The capital program for 2002 was $592 million lower than in the prior year, resulting in part from the completion of the major construction on certain field developments in the North Sea and the Gulf of Mexico in late 2001 and early 2002. During 2002, the company completed the divestiture of several oil and gas properties and other assets, generating proceeds of $756 million. These proceeds were used primarily to lower debt. The company also invested $24 million to acquire an additional 24% interest in the Janice field in the U.K. North Sea, bringing its working interest to 75%. Cash outlays for investing activities include a $47 million investment by the chemical unit in AVESTOR, its lithium-metal-polymer battery joint venture in Canada, and an additional $16 million investment for the company's share of construction costs for the Caspian pipeline by the exploration and production operating unit. Other investing activities provided $10 million of net cash.


Total Debt (Millions of dollars)                   2002         2001       2000
--------------------------------                  ------       ------     ------

Outstanding debt was reduced
$670 million in 2002.                             $3,904       $4,574     $2,425


During 2002, the company issued $350 million of 5.375% notes due April 2005. In connection with this issuance, the company entered into an interest rate swap agreement, the terms of which effectively change the fixed interest rate on the notes to a variable rate of LIBOR plus .875%. Variable interest rate commercial paper and revolving credit borrowings were reduced by $998 million on a net basis in 2002, and other debt and short-term borrowings were reduced $35 million. Cash flow was used to pay the company's dividends of $181 million in 2002.

As of December 31, 2002, the company's senior unsecured debt was rated BBB by Standard & Poor's and Fitch and the equivalent by Moody's. See Note 11 for details of the company's debt. At December 31, 2001, the company's outstanding debt had increased significantly from prior-year levels to fund the acquisition of HS Resources and major development projects in the Gulf of Mexico and the North Sea. Throughout 2002, the company aggressively pursued its strategy of divesting noncore and high-cost assets, the proceeds from which have been used primarily to reduce the company's outstanding debt. The company expects to further reduce debt during 2003 using proceeds from the divestiture of its exploration and production operations in Kazakhstan, which are expected to total approximately $140 million, and from excess cash flow.

Liquidity

The company believes that it has the ability to provide for its operational needs and its long- and short-term capital programs through its operating cash flow (partially protected by the company's hedging program), borrowing capacity and ability to raise capital. The company's primary source of funds has been from operating cash flow, which would be adversely affected by declines in oil, natural gas and pigment prices, all of which can be volatile as discussed in the preceding Outlook section. Should operating cash flow decline, the company may reduce its capital expenditures program, borrow under its commercial paper program and/or consider selective long-term borrowings or equity issuances.
Kerr-McGee's commercial paper programs are backed by the revolving credit facilities currently in place. Should the company's commercial paper or debt rating be downgraded, borrowing costs will increase, and the company may experience loss of investor interest in its debt as evidenced by a reduction in the number of investors and/or amounts they are willing to invest.

At December 31, 2002, the company had unused lines of credit and committed amounts under revolving credit agreements totaling $1.499 billion. The company maintains two revolving credit agreements consisting of a five-year $650 million facility signed January 12, 2001, and a 364-day $700 million facility renewed on December 10, 2002. Of the two agreements, $860 million and $490 million can be used to support commercial paper borrowings in the U.S. and Europe, respectively, by certain wholly owned subsidiaries and are guaranteed by the parent company. The borrowings can be made in U.S. dollars, British pound sterling, euros or local European currencies. The company also had a $100 million revolving credit agreement available to its Chinese subsidiary through March 3, 2003, when the agreement lapsed and was not renewed. In addition, the company had other unused credit facilities of $49 million and unused, uncommitted lines of credit of $40 million at December 31, 2002. Interest for each of the revolving credit facilities and lines of credit is payable at varying rates.

At December 31, 2002, the company classified $68 million of its short-term obligations as long-term debt. The company has the intent and the ability, as evidenced by committed credit agreements, to refinance this debt on a long-term basis. The company's practice has been to continually refinance its commercial paper or draw on its backup facilities, while maintaining borrowing levels believed to be appropriate.

The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, which allow each holder to receive between .85 and 1.0 share of Devon common stock or, at the company's option, an equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide the company a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to up to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have a call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognizes in Other Income (Loss) any gains or losses resulting from changes in the fair value of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decease in the market value of 85% of the Devon stock owned by the company. The remaining 15% of the Devon shares are accounted for as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in
Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive income.

The company also has available, to issue and sell, a total of $1.65 billion of debt securities, common or preferred stock, or warrants under its shelf registration with the Securities and Exchange Commission, which was last updated in February 2002.

Off-Balance Sheet Arrangements

During 2001 and 2000, the company identified certain financing needs that it determined would be best handled by off-balance sheet arrangements with unconsolidated, special-purpose entities. Three leasing arrangements were entered into for financing the company's working interest obligations for the production platforms and related equipment at three company-operated fields in the Gulf of Mexico. Also, the company entered into an accounts receivable monetization program to sell its receivables from certain pigment customers. Each of these transactions has provided specific financing for the company's business needs and/or projects and does not expose the company to significant additional risks or commitments. The leases have provided a tax-efficient method of financing a portion of these major development projects, and the sale of the pigment receivables results in lowering the company's overall financing costs as the subject discount rate is lower than the company's short-term borrowing rate.

During 2001, the company entered into a leasing arrangement for its interest in the production platform and related equipment for the Gunnison field in the Garden Banks area of the Gulf of Mexico. This leasing arrangement is similar to two arrangements entered into in 2000 for the Nansen and Boomvang fields in the East Breaks area of the Gulf of Mexico. In each of these three arrangements, the company entered into five-year lease commitments with separate business trusts that were created to construct independent spar production platforms for each field development. Under the terms of the agreements, the company's share of construction costs for the platforms has been financed by synthetic lease credit facilities between the trust and groups of financial institutions for up to $157 million, $137 million and $78 million for Gunnison, Nansen and Boomvang, respectively, with the company making lease payments sufficient to pay interest at varying rates on the financings. Upon completion of the construction phase, different trusts with third-party equity participants become the lessor/owner of the platforms and related equipment. The company and these trusts have entered into operating leases or, where construction is not yet complete, are committed to purchase or sell the platform and related equipment or enter into an operating lease for the use of the spar platform and related equipment. During 2002, the Nansen and Boomvang synthetic leases were converted to operating lease arrangements upon completion of construction of the respective production platforms. Completion of the Gunnison platform is expected in early 2004, at which time the Gunnison synthetic lease will be converted to an operating lease. Under this type of financing structure, the company leases the platforms under operating lease agreements, and neither the platform assets nor the related debt are recognized in the company's Consolidated Balance Sheet. In conjunction with the operating lease agreements, the company has guaranteed that the residual values of the Nansen, Boomvang and Gunnison platforms at the end of the operating leases shall be equal to at least 10% of their fair market value at the inception of the lease. For Nansen and Boomvang, the guaranteed values are $14 million and $8 million, respectively, in 2022, and for Gunnison the estimated guaranteed value is $16 million in 2024. Estimated future minimum annual rentals under these leases and the residual value guarantees are shown in the table of contractual obligations below.

A pigment accounts receivable monetization program began in December 2000. Under the terms of the credit-insurance-backed asset securitization, up to $165 million of selected pigment customers' accounts receivables may be sold monthly to an unconsolidated special-purpose entity (SPE). Since the collection of the receivables is insured, only receivables that qualify for credit insurance can be sold. The SPE borrows the purchase price of the receivables at a lower interest rate than Kerr-McGee's commercial paper rate and shares a portion of the savings with the company through a reduced discount rate on the receivables purchased. The company records a loss on the receivable sales equal to the difference in the cash received plus the fair value of the retained interests and the carrying value of the receivables sold. The fair value of the retained interests (servicing fees and preference stock of the SPE, which is essentially a deposit to provide credit enhancement, if needed, but otherwise recoverable by the company) is based on the discounted present value of future cash flows. At year-end 2002, the outstanding balance on receivables sold under the program totaled $111 million. In the event the program is terminated, Kerr-McGee will continue to act as collection agent until all its obligations under the agreement are retired. Any costs resulting from a termination would be covered by the value of the preference stock.

During 2002, the company entered into a sale-leaseback arrangement with General Electric Capital Corporation (GECC) covering assets associated with a gas-gathering system in the Rocky Mountain region. The lease agreement was entered into for the purpose of monetizing the related assets. The sales price of the equipment was $71 million; however, an $18 million settlement obligation existed for equipment previously covered by the lease agreement, resulting in net cash proceeds of $53 million. The operating lease agreement has an initial term of five years, with two 12-month renewal options. The company may elect to purchase the equipment at specified amounts after the end of the fourth year. In the event the company does not purchase the equipment and it is returned to GECC, the company guarantees a residual value ranging from $32 million at the end of the initial five-year term to $25 million at the end of the last renewal option. The company recorded no gain or loss associated with the GECC sale-leaseback agreement. Estimated future minimum annual rentals under this agreement and the residual value guarantee are shown in the table of contractual obligations below.

In conjunction with the company's sale of its Ecuadorean assets, which included the company's nonoperating interest in the Oleoducto de Crudos Pesados Ltd.
(OCP) pipeline, the company has entered into a performance guarantee agreement with the buyer for the benefit of OCP. Under the terms of the agreement, the company guarantees payment of any claims from OCP against the buyer upon default by the buyer and its parent company. Claims would generally be for the buyer's proportionate share of construction costs of OCP; however, other claims may arise in the normal operations of the pipeline. Accordingly, the amount of any such future claims cannot be reasonably estimated. In connection with this guarantee, the buyer's parent company has issued a letter of credit in favor of the company up to a maximum of $50 million, upon which the company can draw in the event it is required to perform under the guarantee agreement. The company will be released from this guarantee when the buyer obtains a specified credit rating as stipulated under the guarantee agreement.

Obligations and Commitments

In the normal course of business, the company enters into purchase obligations, contracts, leases and borrowing arrangements. The company has no material debt guarantees for unrelated parties. As part of the company's project-oriented exploration and production business, Kerr-McGee routinely enters into contracts for certain aspects of the project, such as engineering, drilling, subsea work, etc. These contracts are generally not unconditional obligations; thus, the company accrues for the value of work done at any point in time, a portion of which is billed to partners. Kerr-McGee's commitments and obligations as of December 31, 2002, are summarized in the following table:

(Millions of dollars)                                                    Payments due by period
---------------------                                 --------------------------------------------------------------

                                                                 Less than                                  More than
Type of Obligation                                     Total        1 year    1-3 years     3-5 years         5 years
------------------                                    ------     ---------    ---------     ---------       ---------

Long-term debt                                        $3,904          $106       $1,240          $475          $2,083
Operating leases for Nansen,
    Boomvang and Gunnison                                648            11           44            58             535
All other operating leases                               201            28           52            44              77
Leveraged leases                                           1             1            -             -               -
Drilling rig commitments                                  24            15            9             -               -
Purchase obligations                                     957           297          417           166              77
Guarantee of residual values
    of leased equipment                                   70             -            -            32              38
                                                      ------          ----       ------          ----          ------
       Total                                          $5,805          $458       $1,762          $775          $2,810
                                                      ======          ====       ======          ====          ======


In connection with certain contracts and agreements, the company enters into indemnifications related to title claims, environmental matters, litigation and other claims. Because of the inherent uncertainty surrounding these matters, the amount of any future liability related to these indemnifications cannot be reasonably estimated. If a claim is asserted or if information becomes known to management indicating it is probable that a liability has been incurred and the amount can be reasonably estimated, an accrual is established at that time.

--------------------------------------------------------------------------------

Capital Spending

Capital expenditures are summarized as follows:

(Millions of dollars)                   Est. 2003      2002      2001      2000
---------------------                   ---------     ------    ------    ------


Exploration and production                 $  860     $  988    $1,557      $682
Chemicals                                     130         86       153       118
Other, including discontinued
   operations                                  20         85        82        42
                                           ------     ------    ------      ----
     Total                                 $1,010     $1,159    $1,792      $842
                                           ======     ======    ======      ====

Capital spending, excluding acquisitions, totaled $3.8 billion in the three-year period ended December 31, 2002, and dividends paid totaled $520 million in the same three-year period, which compares with $4.4 billion of net cash provided by operating activities during the same period. This reflects the company's philosophy of providing for its capital programs and dividends, along with debt reduction, through internally generated funds. During the three-year period, the company made three major acquisitions that further expanded its global presence
- the 2001 acquisition of HS Resources for $955 million cash plus common stock and assumed debt and the 2000 acquisitions of Repsol S.A.'s North Sea oil and gas operations and the Kemira U.S. and Dutch pigment plants for a total of $975 million.

Kerr-McGee has budgeted approximately $1 billion for its capital program in 2003. Management anticipates that the 2003 capital program, dividends and debt reduction can continue to be provided through internally generated funds. The available capacity for borrowings may be used for selective acquisitions that support the company's growth strategy or to support the company's capital expenditure program should internally generated cash flow fall short in any one measurement period.

Oil and Gas

The company's exploration and production capital spending continues to be focused on global growth and deepwater projects. Of the $860 million total budget for 2003, $385 million is allocated to the Gulf of Mexico, $170 million to the North Sea, $200 million to U.S. onshore and $105 million to other international projects. Successful exploration and appraisal drilling in the deepwater Gulf of Mexico has resulted in the development of two major projects during the last two years - Nansen (50% working interest) and Boomvang (30%), along with North Sea developments of Leadon (100%), Tullich (100%) and Maclure (33%). The Gunnison (50%) and Red Hawk (50%) projects currently under development are also in the deepwater Gulf of Mexico. Gunnison capitalizes on the success of truss spar technology introduced at the Nansen and Boomvang fields, while Red Hawk is being developed using innovative cell spar technology. Gunnison is expected to reach initial production during the first quarter of 2004, with Red Hawk following in mid-2004. The company is also developing discoveries in Bohai Bay, China, using a centrally located floating production, storage and offloading facility. These projects plus additional development at Nansen and Boomvang comprise 29% of the capital budget for 2003. The company also expects to fund its share of drilling 30 to 45 exploratory wells in 2003.

Chemicals

Capital expenditures for chemical operations are budgeted at $130 million for 2003. These expenditures will be primarily for chloride oxidation process and technology upgrades aimed at improving the capacity, efficiency and cost-effectiveness of the company's pigment operations. The Hamilton, Mississippi, plant capacity is expected to reach 225,000 tonnes by the end of 2003, up from approximately 200,000 tonnes at year-end 2002, and the Savannah, Georgia, chloride plant is expected to reach annual capacity of 110,000 tonnes by year-end 2003, up from 91,000 tonnes. Chemical has also budgeted $50 million of additional investment in AVESTOR for 2003.

--------------------------------------------------------------------------------

Market Risks

The company is exposed to a variety of market risks, including credit risks, the effects of movements in foreign currency exchange rates, interest rates and certain commodity prices. The company addresses its risks through a controlled program of risk management that includes the use of insurance and derivative financial instruments. See Notes 1 and 18 for additional discussions of the company's financial instruments, derivatives and hedging activities.

Foreign Currency Exchange Rate Risk

The U.S. dollar is the functional currency for the company's international operations, except for its European chemical operations for which the euro is the functional currency. Periodically, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's operating and capital expenditure requirements. These contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income.

The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily in euros. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rates. Certain pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of the sale and collection of the receivables.

Following are the notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated contract values for open contracts at year-end 2002 and 2001 to purchase (sell) foreign currencies. Contract values are based on the estimated forward exchange rates in effect at year-end. All amounts are U.S. dollar equivalents.

                                                                                                          Estimated
(Millions of dollars,                                 Notional           Weighted-Average                  Contract
except average contract rates)                         Amount              Contract Rate                    Value
------------------------------                        --------           ----------------                 ---------

Open contracts at December 31, 2002 -
     Maturing in 2003 -
         British pound sterling                           $113                     1.5454                      $115
         Australian dollar                                  63                      .5606                        62
         Euro                                              (10)                     .9833                       (10)
         British pound sterling                             (1)                    1.5432                        (1)
         Japanese yen                                       (1)                     .0080                        (1)
         New Zealand dollar                                 (1)                     .4807                        (1)
     Maturing in 2004 -
         Australian dollar                                  38                      .5366                        38

Open contracts at December 31, 2001 -
     Maturing in 2002 -
         British pound sterling                             79                     1.4159                        80
         Australian dollar                                  64                      .5943                        54
         Euro                                               (7)                     .8894                        (7)
         New Zealand dollar                                 (1)                     .4073                        (1)
     Maturing in 2003 -
         Australian dollar                                  44                      .5702                        38


Interest Rate Risk

The company's exposure to changes in interest rates relates primarily to long-term debt obligations. The table below presents principal amounts and related weighted-average interest rates by maturity date for the company's long-term debt obligations outstanding at year-end 2002. All borrowings are in U.S. dollars.

                                                                                    There-               Fair Value
(Millions of dollars)        2003       2004       2005       2006       2007        after      Total     12/31/02
---------------------        ----       ----       ----       ----       ----       ------      -----    ----------

Fixed-rate debt -
   Principal amount          $106       $471       $501       $325       $150       $2,083     $3,636      $4,075
   Weighted-average
      interest rate          8.09%      6.45%      6.21%      5.88%      6.63%        6.67%      6.55%

Variable-rate debt -
   Principal amount             -       $268          -          -          -            -     $  268      $  268
   Weighted-average
      interest rate             -       2.43%         -          -          -            -       2.43%

At December 31, 2001, long-term debt included fixed-rate debt of $3.300 billion (fair value - $3.384 billion) with a weighted-average interest rate of 6.69% and $1.266 billion of variable-rate debt, which approximated fair value, with a weighted-average interest rate of 2.93%.

In connection with the issuance of $350 million 5.375% notes due April 15, 2005, the company entered into an interest rate swap arrangement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus ..875%. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes. The estimated fair value of the interest rate swap was $21 million at December 31, 2002.

Commodity Price Risk

The company has periodically used derivative instruments to reduce the effect of the price volatility of crude oil and natural gas. Effective August 1, 2001, the company purchased 100% of the outstanding shares of common stock of HS Resources. At the time of the purchase, HS Resources (now Kerr-McGee Rocky Mountain Corp.) and its marketing subsidiary (now Kerr-McGee Energy Services Corp.) had a number of derivative contracts for purchases and sales of gas, basis differences and energy-related contracts. Prior to 2002, the company had treated all of these derivatives as speculative and marked to market through income each month the change in derivative fair values. In 2002, the company designated the remaining portion of the HS Resources gas basis swaps that settled in 2002 and all that settle in 2003 as hedges. Additionally, in March 2002, the company began hedging a portion of its 2002 oil and natural gas production to increase the predictability of its cash flows and support additional capital expenditures. The hedges were in the form of fixed-price swaps and covered 30,000 barrels of U.S. oil production per day at an average price of $24.09 per barrel, 60,000 barrels of North Sea oil production per day at an average price of $23.17 per barrel and 250,000 MMBtu of U.S. natural gas production per day at an average price of $3.10 per MMBtu. In October 2002, the company expanded the hedging program to cover a portion of the estimated 2003 crude oil and natural gas production by adding fixed-price swaps, new basis swaps and costless collars. At December 31, 2002, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $83 million, of which $27 million is recorded as a current asset and $110 million is recorded as a current liability. The fair value of these derivative instruments at December 31, 2002, was determined based on prices actively quoted, generally NYMEX and Dated Brent prices. The company had after-tax deferred losses of $50 million in accumulated other comprehensive income associated with these contracts. The company expects to reclassify the entire amount of these losses into earnings during the next 12 months, assuming no further changes in fair market value of the contracts. During 2002, the company realized a $28 million loss on domestic oil hedging, a $50 million loss on North Sea oil hedging and a $2 million loss on domestic natural gas hedging. The losses offset the oil and natural gas prices realized on the physical sale of crude oil and natural gas. Losses for hedge ineffectiveness are recognized as a reduction to Sales in the Consolidated Statement of Operations and totaled $2 million in 2002.

At December 31, 2002, the following commodity-related derivative contracts were outstanding:


                                                          Daily         Average
Contract Type (1)                           Period        Volume         Price
-----------------                           ------        ------        -------

Natural Gas                                               MMBtu         $/MMBtu
-----------                                               ------        -------

    Fixed-price swaps (NYMEX)                   2003      310,000          $4.00

    Costless collars (NYMEX)                    2003       65,000    $3.50-$5.26

    Basis swaps (CIG)                      Q1 - 2003      134,580          $0.53
                                       Q2,3,4 - 2003       64,580          $0.36

Crude Oil                                                    Bbl          $/Bbl
---------                                                    ---          -----

    Fixed-price swaps (WTI)                Q1 - 2003       57,000         $27.40
                                           Q2 - 2003       35,000         $26.02
                                           Q3 - 2003       34,500         $25.99
                                           Q4 - 2003        3,500         $26.03

    Fixed-price swaps (Brent)              Q1 - 2003       55,000         $25.71
                                           Q2 - 2003       44,500         $25.01
                                           Q3 - 2003       44,500         $24.99
                                           Q4 - 2003        6,500         $25.04

(1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.


In January 2003, the following derivative contacts were added to the company's 2003 hedging program and, combined with the hedges outstanding at December 31, 2002, cover approximately 54% of the expected 2003 U.S. crude oil production, 65% of the North Sea crude oil production and 54% of the U.S. natural gas production.

                                                        Daily            Average
Contract Type (1)                      Period           Volume            Price
-----------------                      ------           ------            -----

Crude Oil                                                 Bbl             $/Bbl
---------                                                 ---             -----

    Fixed-price swaps (WTI)           Q4 - 2003          31,500           $26.01

    Fixed-price swaps (Brent)         Q4 - 2003          38,500           $25.04


(1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.


The HS Resources gas basis swaps that settle between 2004 and 2008 continue to be treated by the company as speculative and are marked to market through income. These derivatives are recorded at their fair value of $21 million in Investments - Other assets. The net gain associated with these derivatives was $8 million in 2002 and is included in Other Income in the Consolidated Statement of Operations. In 2001, all of the HS Resources derivative contracts were treated by the company as speculative and marked to market through income each month. At December 31, 2001, the fair value of these contracts was $6 million. The net gain associated with these derivatives was $27 million in 2001 and is included in Other Income in the Consolidated Statement of Operations.

The marketing subsidiary, Kerr-McGee Energy Services (KMES) markets purchased gas (primarily equity gas) in the Denver area. Existing contracts for the physical delivery of gas at fixed or index-plus prices are marked to market in accordance with FAS 133. KMES has entered into natural gas basis and price derivative contracts that offset its fixed-price risk on physical contracts. These derivative contracts lock in the margins associated with the physical sale. The company believes that risk associated with these derivatives is minimal due to the credit-worthiness of the counterparties. The net asset fair value of the physical and offsetting derivative contracts was $8 million at year-end 2002. Of this amount, $31 million was recorded in current assets, $1 million in Investments - Other assets, $23 million in current liabilities and $1 million in deferred credits. The fair value of the outstanding derivative instruments at December 31, 2002, was based on prices actively quoted, generally NYMEX futures prices. During 2002, the net loss associated with these derivative contracts was $20 million and is included in Sales in the Consolidated Statement of Operations. At year-end 2001, the net asset fair value of the commodity-related derivatives and physical contracts was $21 million. The 2001 net loss associated with these derivative contracts was $24 million and is included in Sales in the Consolidated Statement of Operations. The losses on the derivative contracts are generally offset by the prices realized on the physical sale of the natural gas.
--------------------------------------------------------------------------------

Critical Accounting Policies

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions regarding matters that are inherently uncertain and which ultimately affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by the company generally do not impact the company's reported cash flows or liquidity. Generally, accounting rules do not involve a selection among alternatives, but involve a selection of the appropriate policies for applying the basic principles. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to the company.

The more significant reporting areas impacted by management's judgments and estimates are crude oil and natural gas reserve estimation, site dismantlement and asset retirement obligations, impairment of assets, environmental remediation, derivative instruments, litigation, tax accruals, and benefit plans. Management's judgments and estimates in these areas are based on information available from both internal and external sources, including engineers, legal counsel, actuaries, environmental studies and historical experience in similar matters. Actual results could differ materially from those estimates as additional information becomes known.

Oil and Gas Reserves

The estimates of oil and gas reserves are prepared by the company's geologists and engineers. Only proved oil and gas reserves are included in any financial statement disclosure. The U.S. Securities and Exchange Commission has defined proved reserves as the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Even though the company's geologists and engineers are knowledgeable and follow authoritative guidelines for estimating reserves, they must make a number of subjective assumptions based on professional judgments in developing the reserve estimates. Reserve estimates are updated at least annually and consider recent production levels and other technical information about each field. Revisions in the estimated reserves may be necessary due to a number of factors, including reservoir performance, new drilling, sales price and cost changes, technological advances, new geological or geophysical data, or other economic factors. The company cannot predict the amounts or timing of future reserve revisions.

Depreciation rates are calculated using both reserve quantity estimates and the capitalized costs of producing properties. As the estimated reserves are adjusted, the depreciation expense for a property will change, assuming no change in production volumes or the costs capitalized. Estimated reserves may also be used as the basis for calculating the expected future cash flows from a property, which are further used to analyze a property for potential impairment. In addition, reserves are used to estimate the company's supplemental disclosure of the standardized measure of discounted future net cash flows relating to its oil and gas producing activities. Changes in estimated reserves are considered changes in estimates for accounting purposes and are reflected on a prospective basis.

Site Dismantlement and Asset Retirement Obligations

The company has significant obligations for the dismantlement and removal of its oil and gas production and related facilities. Such costs have historically been accumulated over the estimated life of the facilities by use of the unit-of-production method. Accordingly, the rate of accumulation of such costs has been affected by changes in the underlying reserve estimates. In addition, estimating future asset removal costs is difficult and requires management to make estimates and judgments since most of the removal activities will occur several years in the future. Asset removal technologies and costs are constantly changing, as are political, environmental, safety and public relations considerations that may ultimately impact the amount of the obligation. In June 2001, the FASB issued FAS 143, "Accounting for Asset Retirement Obligations." FAS 143 requires asset retirement costs to be capitalized as part of the cost of the related tangible long-lived asset and subsequently allocated to expense using a systematic and rational method over the useful life of the asset. The timing of implementation and the expected impact of this new standard are discussed below in the New Accounting Standards section.

Successful Efforts Method of Accounting

The company has elected to use the successful efforts method of accounting for its oil and gas exploration and development activities. Exploration expenses, including geological and geophysical costs, rentals, and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as oil and gas is produced. The successful efforts method reflects the inherent volatility in exploring for and producing oil and gas. The accounting method may yield significantly different operating results than the full-cost method.

Impairment of Assets

All long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of the asset may be greater than its future net cash flows. The evaluations involve a significant amount of judgment since the results are based on estimated future events, such as inflation rates; future sales prices for oil, gas or chemicals; future costs to produce these products; estimates of future oil and gas reserves to be recovered and the timing thereof; the economic and regulatory climates; and other factors. The need to test a property for impairment may result from significant declines in sales prices, unfavorable adjustments to oil and gas reserves, increases in operating costs, and changes in environmental or abandonment regulations. Assets held for sale are reviewed for impairment when the company approves the plan to sell and thereafter while the asset is held for sale. Estimates of anticipated sales prices are highly judgmental and subject to material revision in future periods. Because of the uncertainty inherent in these factors, the company cannot predict when or if future impairment charges will be recorded.

Derivative Instruments

The company is exposed to risk from fluctuations in crude oil and natural gas prices, foreign currency exchange rates, and interest rates. To reduce the impact of these risks on earnings and to increase the predictability of its cash flow, from time to time the company enters into certain derivative contracts, primarily swaps and collars for a portion of its oil and gas production, forward contracts to buy and sell foreign currencies, and interest rate swaps. The company accounts for all its derivative instruments, including hedges, in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities." The commodity, foreign currency and interest rate contracts are measured at fair value and recorded as assets or liabilities in the Consolidated Balance Sheet. When available, quoted market prices are used in determining fair value; however, if quoted market prices are not available, the company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques. The counterparties to these contractual arrangements are limited to creditworthy major institutions.

Environmental Remediation, Litigation and Other Contingency Reserves

Kerr-McGee management makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for environmental remediation, litigation and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. It is not possible for management to reliably estimate the amount and timing of all future expenditures related to environmental, legal or other contingent matters because of continually changing laws and regulations, inherent uncertainties associated with court and regulatory proceedings as well as cleanup requirements and related work, the possible existence of other potentially responsible parties, and the changing political and economic environment. For these reasons, actual environmental, litigation and other contingency costs can vary significantly from the company's estimates. For additional information about contingencies, refer to Note 16.

Tax Accruals

The company has operations in several countries around the world and is subject to income and other similar taxes in these countries. The estimation of the amounts of income tax to be recorded by the company involves interpretation of complex tax laws and regulations, evaluation of tax audit findings, and assessment of how the foreign taxes affect domestic taxes. Although the company's management believes its tax accruals are adequate, differences may occur in the future depending on the resolution of pending and new tax matters.

Benefit Plans

The company provides defined benefit retirement plans and certain nonqualified benefits for employees in the U.S., U.K., Germany and the Netherlands and accounts for these plans in accordance with FAS 87, "Employers' Accounting for Pensions." The various assumptions used and the attribution of the costs to periods of employee service are fundamental to the measurement of net periodic cost and pension obligations associated with the retirement plans.

One of the significant assumptions used to account for the company's pension plans is the expected long-term rate of return on plan assets. In developing the assumed long-term rate of return on plan assets for determining net periodic pension cost, the company considers long-term historical returns (arithmetic average) of the plan's investments, the asset allocation among types of investments, estimated long-term returns by investment type from external sources, and the current economic environment. Based on this information the company selected 9% for 2002 and 8.5% for 2003 for U.S. pension plans. This decrease in the company's expected long-term rate of return as of the beginning of 2003 is expected to increase 2003 net periodic pension cost by $7 million but not affect expected contributions to fund the pension plans.

Another significant assumption for pension plan accounting is the discount rate. The company selects a discount rate as of December 31 each year for U.S. plans to reflect average rates available on high-quality fixed income debt instruments during December of that year. The average Moody's Long-Term AA Corporate Bond Yield for December is used as a guide in the selection of the discount rate for U.S. pension plans. For December 2001, the average Moody's Long-term AA Corporate Bond Yield was 7.19%, and the company chose 7.25% as its discount rate at the end of 2001. For December 2002, the average Moody's Long-term AA Corporate Bond Yield was 6.63%, and the company chose 6.75% as its discount rate at the end of 2002. This decrease in the discount rate effective December 31, 2002, is expected to increase 2003 net periodic pension cost by $3 million but not affect expected contributions to fund the pension plans.

The rate of compensation increase is another significant assumption used in the development of accounting information for pension plans. The company determines this assumption based on its long-term plans for compensation increases and current economic conditions. Based on this information, the company selected 5% at December 31, 2001, and 4.5% at December 31, 2002, for U.S. pensions plans. This decrease in assumed rate of compensation is expected to decrease 2003 net periodic pension cost by $4 million but not affect expected contributions to fund pension plans.

The net effect the U.S. pension plans had on results of operations for 2002 was $41 million of income due to the expected return on assets exceeding other pension charges. The total expected return on assets of the U.S. pension plans for 2002 was $125 million, compared with an actual loss of $83 million. During 2002, the company's contributions to the retirement plans totaled $6 million for certain U.S. nonqualified plans and foreign plans.

When calculating expected return on plan assets for U.S. pension plans, the company uses a market-related value of assets that spreads asset gains and losses (differences between actual return and expected return) over five years. As of January 1, 2003, the amount of unrecognized losses on U.S. pension assets was $317 million. As these losses are recognized during future years in the market-related value of assets, they will result in cumulative increases in net periodic pension cost of $27 million in 2004 through 2008.

A 25 basis point increase/decrease in the company's expected long-term rate of return assumption as of the beginning of 2003 would decrease/increase net periodic pension cost for U.S. pension plans for 2003 by $3 million. The change would not affect expected contributions to fund the company's U.S. pension plans.

The company also provides certain postretirement health care and life insurance benefits and accounts for the related plans in accordance with FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The postretirement benefit cost and obligation are also dependent on the company's assumptions used in the actuarially determined amounts. These assumptions include discount rates (discussed above), health care cost trends rates, inflation rates, retirement rates, mortality rates and other factors. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Assumed inflation rates are based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience.

The above description of the company's critical accounting policies is not intended to be an all-inclusive discussion of the uncertainties considered and estimates made by management in applying accounting principles and policies. Results may vary significantly if different policies were used or required and if new or different information becomes known to management.

--------------------------------------------------------------------------------

Environmental Matters

The company's affiliates are subject to various environmental laws and regulations in the United States and in foreign countries in which they operate. Under these laws, the company's affiliates are or may be required to remove or mitigate the effects on the environment due to the disposal or release of certain chemical, petroleum, low-level radioactive and other substances at various sites. Environmental laws and regulations are becoming increasingly stringent, and compliance costs are significant and will continue to be significant in the foreseeable future. There can be no assurance that such laws and regulations or any environmental law or regulation enacted in the future will not have a material effect on the company's operations or financial condition.

Sites at which the company's affiliates have environmental responsibilities include sites that have been designated as Superfund sites by the U.S.
Environmental Protection Agency (EPA) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), as amended, and that are included on the National Priority List (NPL). As of December 31, 2002, the company's affiliates had received notices that they had been named potentially responsible parties (PRP) with respect to 13 existing EPA Superfund sites on the NPL that require remediation. The company does not consider the number of sites for which its affiliates have been named a PRP to be the determining factor when considering the company's overall environmental liability. Decommissioning and remediation obligations, and the attendant costs, vary substantially from site to site and depend on unique site characteristics and the regulatory requirements applicable to each site. Additionally, the company's affiliates may share liability at some sites with numerous other PRPs, and the law currently imposes joint and several liability on all PRPs under CERCLA. The company's affiliates are also obligated to perform or have performed remediation or remedial investigations and feasibility studies at sites that have not been designated as Superfund sites by EPA. Such work is frequently undertaken pursuant to consent orders or other agreements.

Current Businesses

The company's oil and gas affiliates are subject to numerous international, federal, state and local laws and regulations relating to environmental protection. In the United States, these include the Federal Water Pollution Control Act, commonly known as the Clean Water Act, the Clean Air Act, the Water Pollution Act and the Resource Conservation and Recovery Act (RCRA). These laws and regulations govern, among other things, the amounts and types of substances and materials that may be released into the environment; the issuance of permits in connection with exploration, drilling and production activities; the release of emissions into the atmosphere; and the discharge and disposition of waste materials. Environmental laws and regulations also govern offshore oil and gas operations, the implementation of spill prevention plans, the reclamation and abandonment of wells and facility sites, and the remediation and monitoring of contaminated sites. The company's chemical affiliates are subject to a broad array of international, federal, state and local laws and regulations relating to environmental protection, including the Clean Water Act, the Clean Air Act, CERCLA and RCRA. These laws require the company's affiliates to undertake various activities to reduce air emissions, eliminate the generation of hazardous waste, decrease the volume of wastewater discharges and increase the efficiency of energy use.

Discontinued Businesses

The company's affiliates historically have held interests in various businesses in which they are no longer engaged or which they intend to exit. Such businesses include the refining and marketing of oil and gas and associated petroleum products, the mining and processing of uranium and thorium, the production of ammonium  perchlorate,  and other  activities.  Additionally,  the company announced in 2002 that its chemical affiliate would be exiting the forest products business by the end of 2004. Although the company's affiliates are no longer engaged in certain businesses or have announced their intention to exit certain businesses, residual obligations may still exist, including obligations related to compliance with environmental laws and regulations, including the Clean Water Act, the Clean Air Act, CERCLA and RCRA. These laws and regulations require company affiliates to undertake remedial measures at sites of current or former operations or at sites where waste was disposed. For example, company affiliates are required to conduct decommissioning and environmental remediation at certain refineries, distribution facilities and service stations they owned and/or operated before exiting the refining and marketing business in 1995. Company affiliates also are required to conduct decommissioning and remediation activities at sites where they were involved in the exploration, production, processing and/or sale of uranium or thorium. Additionally, the company's chemical affiliate will be required to decommission and remediate its wood-treatment facilities as part of its plan to exit the forest products business.

Environmental Costs

Expenditures for environmental protection and cleanup for each of the last three years and for the three-year period ended December 31, 2002, are as follows:

(Millions of dollars)                     2002        2001       2000      Total
---------------------                     ----        ----       ----      -----
Charges to environmental reserves         $128        $142       $116       $386
Recurring expenses                          37          57         23        117
Capital expenditures                        22          21         28         71
                                          ----        ----       ----       ----
   Total                                  $187        $220       $167       $574
                                          ====        ====       ====       ====

In addition to past expenditures, reserves have been established for the remediation and restoration of active and inactive sites where it is probable that future costs will be incurred and the liability is reasonably estimable. For environmental sites, the company considers a variety of matters when setting reserves, including the stage of investigation, whether EPA or another relevant agency has ordered action or quantified cost, whether the company has received an order to conduct work, whether the company participates as a PRP in the Remedial Investigation/Feasibility Study (RI/FS) process and, if so, how far the RI/FS has progressed, the status of the record of decision, the status of site characterization, the stage of the remedial design, evaluation of existing remediation technologies, and whether the company reasonably can evaluate costs based upon a remedial design and/or engineering plan.

After the remediation work has begun, additional accruals or adjustments to costs may be made based on any number of developments, including revisions to the remedial design; unanticipated construction problems; identification of additional areas or volumes of contamination; inability to implement a planned engineering design or to use planned technologies and excavation methods; changes in costs of labor, equipment and/or technology; any additional or updated engineering and other studies; and weather conditions.

As of December 31, 2002, the company's financial reserves for all active and inactive sites totaled $258 million. This includes $202 million added in 2002 for active and inactive sites. In the Consolidated Balance Sheet, $158 million of the total reserve is classified as a deferred credit, and the remaining $100 million is included in current liabilities. Management believes that currently the company has reserved adequately for the reasonably estimable costs of known environmental contingencies. However, additional reserves may be required in the future due to the previously noted uncertainties. Additionally, there may be other sites where the company has potential liability for environmental-related matters but for which the company does not have sufficient information to determine that the liability is probable and/or reasonably estimable. The company has not established reserves for such sites.

The following table reflects the company's portion of the known estimated costs of investigation and/or remediation that are probable and estimable. The table summarizes EPA Superfund NPL sites where the company and/or its affiliates have been notified it is a PRP under CERCLA and other sites for which the company had some ongoing financial involvement in investigation and/or remediation at year-end 2002. In the table, aggregated information is presented for certain sites that are individually not significant or for which there is insufficient information to estimate liability. Amounts reported in the table for the West Chicago sites are not reduced for actual or expected reimbursement from the U.S. government under Title X of the Energy Policy Act of 1992 (Title X), described below.

                                                                                                             Remaining
                                                                                                              Reserve
                                                                                                Total        Balance at
                                                                                             Expenditures     December
                                                                                             Through 2002     31, 2002         Total
                                                                                             ------------    ----------        -----
Location of Site                         Stage of Investigation/Remediation                           (Millions of dollars)
----------------                         ----------------------------------                  ---------------------------------------

EPA Superfund sites on National
Priority List (NPL)
    West Chicago, Ill.
       Kress Creek and                   Conceptual  agreement  for  cleanup  of  thorium
       Sewage Treatment Plant            tailings at these two contiguous  sites is being
                                         reviewed  by  relevant  agencies.   Approval  is
                                         expected in 2003.                                        $  10             $87         $ 97

       Residential areas and             Thorium tailings remediation is substantially
       Reed-Keppler Park                 complete at both sites.                                     100              -          100

    Milwaukee, Wis.                      Completed soil cleanup at former  wood-treatment
                                         facility and began cleanup of offsite  tributary
                                         creek.  Groundwater remediation is continuing.               29             13           42

    Other sites                          Sites  where the  company  has been named a PRP,
                                         including  landfills,   wood-treating  sites,  a
                                         mine site and an oil recycling  refinery.  These
                                         sites     are    in     various     stages    of
                                         investigation/remediation.                                   32             12           44
                                                                                                  ------           ----       ------
                                                                                                     171            112          283
                                                                                                  ------           ----       ------
Sites under consent order, license or
agreement, not on EPA Superfund NPL
    West Chicago, Ill.
       Former manufacturing              Decommissioning  and  cleanup of former  thorium
       facility                          mill is nearing  completion under supervision of
                                         State  of   Illinois.   Groundwater   monitoring
                                         and/or remediation will continue.                           402             16          418

    Cushing, Okla.                       Soil  remediation at site of former oil refinery
                                         is  continuing.  Bulk  of  thorium  and  uranium
                                         residuals was removed in 2002.                              105             23          128

    Henderson, Nev.                      Groundwater  treatment  to  address  perchlorate
                                         contamination  is being  conducted under consent
                                         decree with Nevada  Department of  Environmental
                                         Protection.                                                  80             17           97

    Other sites                          Includes   sites   related   to   wood-treating,
                                         chemical production,  landfills, mining, oil and
                                         gas   production,    and   petroleum   refining,
                                         distribution  and marketing.  These sites are in
                                         various  stages of  investigation/  remediation.
                                         No  individual  site  has  a  remaining  reserve
                                         balance exceeding $10 million.                              265             90          355
                                                                                                  ------           ----       ------
                                                                                                     852            146          998
                                                                                                  ------           ----       ------
                                              Total                                               $1,023           $258       $1,281
                                                                                                  ======           ====       ======


The company has not recorded in the financial statements potential reimbursements from governmental agencies or other third parties, except for amounts due from the U.S. government under Title X. If recoveries from third parties other than the U.S. government under Title X become probable, they will be disclosed but will not generally be recognized until received.

Sites specifically identified in the table above are discussed below.

West Chicago, Illinois

In 1973, the company's chemical affiliate (Chemical) closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in surrounding areas. The original processing facility is regulated by the State of Illinois (the State), and four vicinity areas are designated as Superfund sites on the NPL.

Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility. In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The agreement requires Chemical to excavate contaminated soil and ship it to a licensed disposal facility, monitor and, if necessary, remediate groundwater, and restore the property. The State indicated approval of the agreement and issued license amendments authorizing the work. Chemical expects most of the work to be completed by the end of 2003, leaving principally surface restoration and groundwater monitoring and/or remediation for subsequent years. Surface restoration is expected to be completed in 2004. The long-term scope, duration and cost of groundwater monitoring and/or remediation are uncertain because it is not possible to reliably predict how groundwater conditions will be affected by the ongoing work.

Vicinity Areas - EPA has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Chemical as a PRP in these four areas. EPA issued unilateral administrative orders for two of the areas (known as the Residential Areas and Reed-Keppler Park), which required Chemical to conduct removal actions to excavate contaminated soil and ship the soil to a licensed disposal facility. Chemical has substantially completed the work required by the two orders.

The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues principally in streambanks and streambed sediments, virtually all within a floodway. Chemical has conducted a thorough characterization of the two sites and has reached conceptual agreement with local governmental authorities on a cleanup plan, which is currently being reviewed by EPA. The cleanup plan will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility, and restoration of affected areas. The agreement is conditioned upon the resolution of certain matters, including agreements regarding potential natural resource damages and government response costs, and is expected to be incorporated in a consent decree that will address the outstanding issues. The consent decree must be approved by EPA, the State, local communities and Chemical and then entered by a federal court. It is expected that the necessary parties will approve the terms of a consent decree in 2003 and the work, once it begins, will take about four years to complete.

Financial Reserves - As of December 31, 2002, the company had remaining reserves of $103 million for costs related to West Chicago. This includes $99 million added to the reserves in 2002, of which $84 million reflects the estimated costs to implement the conceptual agreement with respect to the Kress Creek and Sewage Treatment Plant sites, and the remainder principally reflects changes in the scope of excavation and construction and increased estimates of the volumes of soil contamination at the other West Chicago sites. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time. The amount of the reserve has not been reduced by reimbursements expected from the federal government under Title X (discussed below).

Government  Reimbursement  - Pursuant to Title X, the U.S.  Department of Energy
(DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was dedicated to U.S.
government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through December 31, 2002, Chemical had been reimbursed approximately $156 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of December 31, 2002, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $113 million. The company believes receipt of this arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company will recognize recovery of the government's share of future remediation costs at the West Chicago sites as Chemical incurs the costs.

Henderson, Nevada

In 1998, Chemical decided to exit the ammonium perchlorate business. At that time, Chemical curtailed operations and began preparation for the shutdown of associated production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. Manufacture of perchlorate compounds began at Henderson in 1945 in facilities owned by the U.S. government. Production expanded significantly in 1953 with completion of a plant for manufacture of ammonium perchlorate. The U.S. Navy paid for construction of this plant and took title to it in 1953. The Navy continued to own the ammonium perchlorate plant as well as other associated production equipment at Henderson until 1962, when the plant was purchased by a predecessor of Chemical. The ammonium perchlorate produced at the Henderson facility was used primarily in federal government defense and space programs. Perchlorate has been detected in nearby Lake Mead and the Colorado River.

In 1998, Chemical decided to exit the business and began decommissioning the facility and remediating associated perchlorate, including surface impoundments and groundwater. In 1999 and 2001, Chemical entered into consent orders with the Nevada Department of Environmental Protection that require Chemical to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater.

In 1999, Chemical initiated the interim measures required by the consent orders. Chemical subsequently developed and installed a long-term remediation system based on new technology, but startup difficulties have prevented successful commissioning of the long-term system. Chemical currently is evaluating possible solutions to resolve the startup difficulties and is also evaluating an alternative technology in the event the startup difficulties cannot be resolved. The evaluation process should be completed in the first half of 2003. The interim system has been enhanced pending the successful commissioning of a long-term system. The scope and duration of groundwater remediation will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies currently are evaluating the health and environmental risks associated with perchlorate as part of the process for ultimately setting a drinking water standard. The resolution of these issues could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

Financial Reserves - As of December 31, 2002, the company's remaining reserves for Henderson totaled $17 million. This includes $22 million added in 2002 principally as a result of technological difficulties encountered with the long-term remediation system and the resulting need to enhance and prolong the interim treatment measures. The reserves do not include any cost that might be incurred to install an alternate technology as possible solutions to address the startup difficulties still are being evaluated, and evaluation of the alternate technology is not complete. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs may be incurred in the future. However, the amount of any additions cannot be reasonably estimated at this time.

Government Litigation - In 2000, Chemical initiated litigation against the United States seeking contribution for response costs. The government owned the plant in the early years of its operation and was the largest consumer of products produced at the plant. The litigation is in the early stages of discovery. Although the outcome of the litigation is uncertain, Chemical believes it is likely to recover a portion of its costs from the government. The amount and timing of any recovery cannot be estimated at this time and, accordingly, the company has not recorded a receivable or otherwise reflected in the financial statements any potential recovery from the government.

Insurance - In 2001, Chemical purchased a 10-year $100 million, environmental cost cap insurance policy for groundwater remediation at Henderson. The insurance policy provides coverage only after Chemical exhausts a self-insured retention of approximately $61 million and covers only those costs incurred to achieve a cleanup level specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Chemical may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy could be affected. Through December 31, 2002, Chemical incurred expenditures of about $38 million that it believes can be applied to the self-insured retention. Additionally, the company believes that the $17 million reserve remaining at December 31, 2002, will be creditable against the self-insured retention. The company has not recorded a receivable or otherwise reflected in the financial statements any potential recovery from the insurance policy since costs incurred to date and estimated costs for future work do not exhaust the self-insured retention. The applicability of expenditures to the self-insured retention is a matter currently under discussion with the insurance carrier. Therefore, the amount of the remaining self-insured retention may be greater than currently estimated.

Milwaukee, Wisconsin

In 1976, Chemical closed a wood-treatment facility it had operated in Milwaukee, Wisconsin. Operations at the facility prior to its closure had resulted in the contamination of soil and groundwater at and around the site with creosote and other substances used in the wood-treatment process. In 1984, EPA designated the Milwaukee wood-treatment facility as a Superfund site under CERCLA, listed the site on the NPL and named Chemical a PRP. Chemical executed a consent decree in 1991 that required it to perform soil and groundwater remediation at and below the former wood-treatment area and to address a tributary creek of the Menominee River that had become contaminated as a result of the wood-treatment operations. Actual remedial activities were deferred until after the decree was finally entered in 1996 by a federal court in Milwaukee.

Groundwater treatment, using a pump and treat system, was initiated in 1996 to remediate groundwater contamination below and in the vicinity of the former wood-treatment area. It is not possible to reliably predict how groundwater conditions will be affected by the ongoing soil remediation and groundwater treatment. Therefore, it is not known how long groundwater treatment will continue. Soil cleanup of the former wood-treatment area began in 2000 and was completed in 2002. Also in 2002, terms for addressing the tributary creek were agreed upon with EPA, after which Chemical began the implementation of a remedy to reroute the creek and to remediate associated sediment and stream bank soils. It is expected that the soil and sediment remediation will take about four more years.

As of December 31, 2002, the company had remaining reserves of $13 million for the costs of the remediation work described above. This includes $12 million added to the reserve in 2002 to implement the remedy related to the tributary creek. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

Cushing, Oklahoma

In 1972, a company affiliate closed a petroleum refinery it had operated near Cushing, Oklahoma. Prior to being closed, the affiliate also had produced uranium and thorium fuel and metal at the site pursuant to licenses issued by the Atomic Energy Commission (AEC). The uranium and thorium operations commenced in 1962 and were shut down in 1966, at which time the affiliate decommissioned and cleaned up the portion of the facility related to uranium and thorium operations to applicable standards. When the refinery was closed in 1972, it also was cleaned up to applicable standards.

Subsequent regulatory changes required more extensive remediation at the site. In 1990, the affiliate entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Remediation of hydrocarbon contamination is being performed under a plan approved by the Oklahoma Department of Environmental Quality. Soil remediation to address hydrocarbon contamination is expected to continue for about four more years. The scope of any groundwater remediation that may be required is not known. Additionally, in 1993, the affiliate received a decommissioning license from the Nuclear Regulatory Commission (NRC), the successor to AEC's licensing authority, to clean up certain uranium and thorium residuals. To avoid anticipated future increases in disposal costs, much of the uranium and thorium residuals were cleaned up and disposed of in 2002 after obtaining NRC approvals to conduct soil removal without first completing the site characterization, work that is necessary for identifying the scope of required cleanup activities. Because excavation preceded characterization, contamination that had not been previously identified was encountered and removed during the expedited excavation and disposal work. Characterization and verification work is ongoing to confirm whether the work undertaken in 2002 adequately addressed the contaminated areas. Additional excavation may be required in the future depending on the results of the characterization and verification work.

As of December 31, 2002, the company had remaining reserves of $23 million for the costs of the ongoing remediation and decommissioning work described above. This included $32 million added to the reserves in 2002 principally as a result of costs incurred to perform the expedited uranium and thorium cleanup work and costs for excavating and disposing of additional refinery-related wastes identified in 2002. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

--------------------------------------------------------------------------------

New Accounting Standards

In June 2001, the FASB issued FAS 142, "Goodwill and Other Intangible Assets." The company adopted the provisions of FAS 142 as of January 1, 2002, for all goodwill and other intangible assets recognized in the company's Consolidated Balance Sheet as of that date. Under FAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are instead reviewed annually for impairment, or more frequently if impairment indicators arise. The nonamortization provisions of this standard were immediately applicable for any goodwill acquired after June 30, 2001, which included goodwill associated with the August 1, 2001, acquisition of HS Resources, Inc. Separately identifiable intangible assets that have finite lives will continue to be amortized over their useful lives. The company completed its required annual test for impairment as of June 30, 2002, with no impairment loss being indicated.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the portion of Accounting Principles Board Opinion No. 30 that deals with disposal of a business segment. The new standard resolves significant implementation issues related to FAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. The company adopted FAS 144 as of January 1, 2002, and, in accordance with the standard, has classified certain asset disposal groups whose operations and cash flows can be clearly distinguished from the rest of the company as discontinued operations. Prior-year amounts in the company's Consolidated Statement of Operations and Consolidated Balance Sheet and related disclosures have been reclassified for consistency with the current-year presentation. See Note 20 for further discussion.

In June  2001,  the  FASB  issued  FAS 143,  "Accounting  for  Asset  Retirement
Obligations." FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred (as defined), with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

The company was required to adopt FAS 143 on January 1, 2003. As a result, Kerr-McGee will accrue an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. Additionally, the company will accrue an abandonment liability associated with its plans to decommission the Mobile, Alabama, synthetic rutile plant. The company recorded an after-tax charge to earnings of approximately $35 million on January 1, 2003, to recognize the cumulative effect of retroactively applying the new accounting principle. In addition, beginning in 2003, the company will record accretion expense for its ARO liabilities and additional depreciation expense on the associated assets. The new accounting principle is not expected to have a significant effect on 2003 income from continuing operations.

In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The new standard requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the previous guidance set forth in EITF Issue No. 94-3, which required accrual of such costs at the date of an entity's commitment to an exit plan. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of the new standard will impact the timing of liability recognition but will not have a material effect on the company's ultimate costs associated with future exit or disposal activities.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34." For certain guarantees, FIN 45 requires recognition at the inception of a guarantee of a liability for the fair value of the obligation assumed in issuing the guarantee. FIN 45 also requires expanded disclosures for outstanding guarantees, even if the likelihood of the guarantor having to make any payments under the guarantee is considered remote. The disclosure provisions of FIN 45 are effective for guarantees outstanding as of December 31, 2002; however, the recognition provisions are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The company does not expect the implementation of this new standard to have a material impact on its consolidated financial condition or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." This interpretation clarifies the application of ARB 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Because application of the majority voting interest requirement in ARB 51 may not identify the party with a controlling financial interest in situations where controlling financial interest is achieved through arrangements not involving voting interests, this interpretation introduces the concept of variable interests and requires consolidation by an enterprise having variable interests in a previously unconsolidated entity if the enterprise is considered the primary beneficiary, meaning the enterprise will absorb a majority of the variable interest entity's expected losses or residual returns. For variable interest entities in existence as of February 1, 2003, FIN 46 requires consolidation by the primary beneficiary in the interim period beginning after June 15, 2003.

In accordance with the provisions of FIN 46, the company believes it is reasonably likely that it will be required to consolidate the business trust created to construct and finance the Gunnison production platform. The construction is being financed via a synthetic lease credit facility between the trust and groups of financial institutions for up to $157 million, with the company making lease payments sufficient to pay interest on the financing. If required, consolidation of the financing trust will occur in the period beginning July 1, 2003, and the trust is expected to remain subject to consolidation through December 31, 2003. Completion of the Gunnison platform is expected to occur in the first quarter of 2004, at which time the Gunnison synthetic lease will be converted to an operating lease and a different trust will become the lessor/owner of the platform and related equipment and will no longer be subject to consolidation. The company continues to review the effects of FIN 46 relative to the company's other variable interest entities, such as the Nansen and Boomvang operating leases.

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

For information required under this section, reference is made to the "Market Risks" section of Management's Discussion and Analysis, which discussion is included in Item 7. of this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

Index to the Consolidated Financial Statements                              PAGE
----------------------------------------------                              ----

Responsibility for Financial Reporting                                        52
Report of Independent Auditors                                                53
Consolidated Statement of Operations for the years ended
    December 31, 2002, 2001 and 2000                                          54
Consolidated Statement of Comprehensive Income
    and Stockholders' Equity for the years ended
    December 31, 2002, 2001 and 2000                                          55
Consolidated Balance Sheet at December 31, 2002 and 2001                      56
Consolidated Statement of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000                                          57
Notes to Financial Statements                                                 58

Index to Supplementary Data
---------------------------

Nine-year Financial Summary                                                  109
Nine-year Operating Summary                                                  110

Index to the Financial Statement Schedules
------------------------------------------

Schedule II - Valuation Accounts and Reserves                                116

All other schedules are omitted because they are either not required, not significant, not applicable or the information is presented in the financial statements or the notes to the financial statements.

--------------------------------------------------------------------------------

Responsibility for Financial Reporting

The company's management is responsible for the integrity and objectivity of the financial data contained in the financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles appropriate under the circumstances and, where necessary, reflect informed judgments and estimates of the effects of certain events and transactions based on currently available information at the date the financial statements were prepared.

The company's management depends on the company's system of internal accounting controls to assure itself of the reliability of the financial statements. The internal control system is designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded and transactions are executed in accordance with management's authorizations and are recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. Periodic reviews are made of internal controls by the company's staff of internal auditors, and corrective action is taken if needed.

The Board of Directors reviews and monitors financial statements through its audit committee, which is composed solely of directors who are not officers or employees of the company. The audit committee meets regularly with the independent auditors, internal auditors and management to review internal accounting controls, auditing and financial reporting matters.

The independent auditors are engaged to provide an objective and independent review of the company's financial statements and to express an opinion thereon. Their audits are conducted in accordance with generally accepted auditing standards, and their report is included below.

--------------------------------------------------------------------------------

Report of Independent Auditors

The Board of Directors and Stockholders
Kerr-McGee Corporation

We have  audited the  accompanying  consolidated  balance  sheets of  Kerr-McGee
Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index in
Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kerr-McGee Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 18 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                                          /s/  ERNST & YOUNG LLP


Oklahoma City, Oklahoma
February 27, 2003

--------------------------------------------------------------------------------

Consolidated Statement of Operations
--------------------------------------------------------------------------------

(Millions of dollars,
except per-share amounts)                                                               2002             2001              2000
-------------------------                                                              ------           ------            ------

Sales                                                                                  $3,700           $3,566            $4,063
                                                                                       ------           ------            ------
Costs and Expenses
     Costs and operating expenses                                                       1,550            1,309             1,265
     Selling, general and administrative expenses                                         313              228               197
     Shipping and handling expenses                                                       125              111                98
     Depreciation and depletion                                                           774              713               678
     Asset impairment                                                                     828               76                 -
     Exploration, including dry holes and
         amortization of undeveloped leases                                               273              210               169
     Taxes, other than income taxes                                                       104              114               122
     Provision for environmental remediation and restoration,
         net of reimbursements                                                             80               82                90
     Purchased in-process research and development                                          -                -                32
     Interest and debt expense                                                            275              195               208
                                                                                       ------           ------            ------
              Total Costs and Expenses                                                  4,322            3,038             2,859
                                                                                       ------           ------            ------
                                                                                         (622)             528             1,204
Other Income (Loss)                                                                       (35)             224                50
                                                                                       ------           ------            ------

Income (Loss) from Continuing Operations
     before Income Taxes                                                                 (657)             752             1,254
Taxes on Income                                                                            46             (276)             (437)
                                                                                       ------           ------            ------
Income (Loss) from Continuing Operations                                                 (611)             476               817
Discontinued Operations, including tax expense (benefit)
     of $(22) in 2002, $22 in 2001 and $20 in 2000                                        126               30                25
Cumulative Effect of Change in Accounting
     Principle, net of taxes of $11                                                         -              (20)                -
                                                                                       ------           ------            ------
Net Income (Loss)                                                                      $ (485)          $  486            $  842
                                                                                       ======           ======            ======

Income (Loss) per Common Share
     Basic -
         Continuing operations                                                         $(6.09)          $ 4.91            $ 8.75
         Discontinued operations                                                         1.25              .31               .26
         Cumulative effect of accounting change                                             -             (.21)                -
                                                                                       ------           ------            ------
              Net income (loss)                                                        $(4.84)          $ 5.01            $ 9.01
                                                                                       ======           ======            ======
     Diluted -
         Continuing operations                                                         $(6.09)          $ 4.65            $ 8.13
         Discontinued operations                                                         1.25              .28               .24
         Cumulative effect of accounting change                                             -             (.19)                -
                                                                                       ------           ------            ------
              Net income (loss)                                                        $(4.84)          $ 4.74            $ 8.37
                                                                                       ======           ======            ======


The accompanying notes are an integral part of this statement.


Consolidated Statement of Comprehensive Income and Stockholders' Equity
--------------------------------------------------------------------------------

                                         Compre-                                    Accumulated                                Total
                                         hensive           Capital in                     Other                 Deferred      Stock-
                                          Income   Common   Excess of  Retained   Comprehensive  Treasury   Compensation    holders'
(Millions of dollars)                     (Loss)    Stock   Par Value  Earnings   Income (Loss)     Stock      and Other      Equity
----------------------------------       -------   ------  ----------  --------   -------------  --------   ------------    --------
Balance December 31, 1999                           $ 93      $1,284    $  576            $ 45     $(388)         $(118)     $1,492
   Net income                            $ 842         -           -       842               -         -              -         842
   Unrealized gains on securities,
      net of $32 tax provision              60         -           -         -              60         -              -          60
   Foreign currency translation
      adjustment                             3         -           -         -               3         -              -           3
   Minimum pension liability adjust-
      ment, net of $2 tax provision          5         -           -         -               5         -              -           5
   Shares issued                             -         8         375         -               -         -              -         383
  Dividends declared ($1.80 per share)       -         -           -      (170)              -         -              -        (170)
  Other                                      -         -           1       (15)              -         5             27          18
                                         -----      ----      ------    ------            ----     -----          -----      ------
      Total                              $ 910
                                         =====

Balance December 31, 2000                            101       1,660     1,233             113      (383)           (91)      2,633
  Net income                             $ 486         -           -       486               -         -              -         486
  Unrealized losses on securities,
      net of $12 tax benefit               (22)        -           -         -             (22)        -              -         (22)
  Reclassification of unrealized
      gains on securities to net
      income, net of $63 tax provision    (118)        -           -         -            (118)        -              -        (118)
  Record fair value of cash flow
      hedges, net of $1 tax benefit         (3)        -           -         -              (3)        -              -          (3)
  Change in fair value of cash flow
      hedges, net of $5 tax benefit        (15)        -           -         -             (15)        -              -         (15)
  Foreign currency translation
      adjustment                           (17)        -           -         -             (17)        -              -         (17)
  Minimum pension liability adjust-
      ment, net of $1 tax benefit           (2)        -           -         -              (2)        -              -          (2)
  Shares issued                              -         6         382         -               -         -              -         388
  Treasury stock cancelled                   -        (7)       (371)        -               -       378              -           -
  Dividends declared ($1.80 per share)       -         -           -      (176)              -         -              -        (176)
  Other                                      -         -           5         -               -         5             10          20
                                         -----      ----      ------    ------            ----     -----          -----      ------
      Total                              $ 309
                                         =====

Balance December 31, 2001                            100       1,676     1,543             (64)        -            (81)      3,174
  Net loss                               $(485)        -           -      (485)              -         -              -        (485)
  Unrealized gains on securities,
      net of $4 tax provision                7         -           -         -               7         -              -           7
  Change in fair value of cash flow
      hedges, net of $23 tax benefit       (39)        -           -         -             (39)        -              -         (39)
  Foreign currency translation
      adjustment                            48         -           -         -              48         -              -          48
  Minimum pension liability adjust-
      ment, net of $9 tax benefit          (14)        -           -         -             (14)        -              -         (14)
  Shares issued                              -         -           5         -               -         -              -           5
  Dividends declared ($1.80 per share)       -         -           -      (181)              -         -              -        (181)
  Other                                      -         -           6         9               -         -              6          21
                                         -----      ----      ------    ------            ----     -----          -----      ------
     Total                               $(483)
                                         =====
Balance December 31, 2002                           $100      $1,687    $  886            $(62)    $   -          $ (75)     $2,536
                                                    ====      ======    ======            ====     =====          =====      ======
                                                                                           (1)


(1) The balance of the items in Accumulated Other Comprehensive Income (Loss) at December 31, 2002, includes unrealized gains on securities of $6 million, fair value of cash flow hedges of $(57) million, foreign currency translation adjustments of $6 million and minimum pension liability of $(17) million.


The accompanying notes are an integral part of this statement.

Consolidated Balance Sheet
--------------------------------------------------------------------------------

(Millions of dollars)                                                            2002                2001
---------------------                                                           ------             -------
ASSETS
Current Assets
     Cash                                                                       $   90             $    91
     Accounts receivable, net of allowance for doubtful
         accounts of $10 in 2002 and $11 in 2001                                   608                 421
     Inventories                                                                   402                 429
     Deposits, prepaid expenses and other assets                                   133                 351
     Current assets associated with properties held for disposal                    57                  75
                                                                                ------             -------
              Total Current Assets                                               1,290               1,367
Investments
     Equity affiliates                                                             123                 101
     Other assets                                                                  584                 422
Property, Plant and Equipment - Net                                              7,036               7,378
Deferred Charges                                                                   328                 261
Goodwill                                                                           356                 356
Long-Term Assets Associated with Properties
     Held for Disposal                                                             192               1,191
                                                                                ------             -------
                  Total Assets                                                  $9,909             $11,076
                                                                                ======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                           $  772             $   620
     Short-term borrowings                                                           -                   8
     Long-term debt due within one year                                            106                  26
     Taxes on income                                                               170                  86
     Taxes, other than income taxes                                                 40                  31
     Accrued liabilities                                                           520                 358
     Current liabilities associated with properties held for disposal                2                  45
                                                                                ------             -------
              Total Current Liabilities                                          1,610               1,174
                                                                                ------             -------

Long-Term Debt                                                                   3,798               4,540
                                                                                ------             -------
Deferred Credits and Reserves
     Income taxes                                                                1,145               1,362
     Other                                                                         804                 646
                                                                                ------             -------
              Total Deferred Credits and Reserves                                1,949               2,008
                                                                                ------             -------
Long-Term Liabilities Associated with Properties
     Held for Disposal                                                              16                 180
                                                                                ------             -------

Stockholders' Equity
     Common stock, par value $1.00 - 300,000,000 shares
         authorized, 100,391,054 shares issued in 2002
         and 100,186,350 shares issued in 2001                                     100                 100
     Capital in excess of par value                                              1,687               1,676
     Preferred stock purchase rights                                                 1                   1
     Retained earnings                                                             886               1,543
     Accumulated other comprehensive loss                                          (62)                (64)
     Common stock in treasury, at cost - 7,299 shares
         in 2002 and 1,020 shares in 2001                                            -                   -
     Deferred compensation                                                         (76)                (82)
                                                                                ------             -------
              Total Stockholders' Equity                                         2,536               3,174
                                                                                ------             -------
                  Total Liabilities and Stockholders' Equity                    $9,909             $11,076
                                                                                ======             =======

The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this balance sheet.


Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

(Millions of dollars)                                                             2002               2001               2000
---------------------                                                           -------            -------           --------
Cash Flow from Operating Activities
     Net income (loss)                                                          $  (485)           $   486          $     842
     Adjustments to reconcile to net cash
         provided by operating activities -
             Depreciation, depletion and amortization                               844                779                732
             Deferred income taxes                                                 (112)               205                 18
             Dry hole costs                                                         113                 72                 54
             Asset impairment                                                       862                 76                  -
             Provision for environmental remediation
                and restoration, net of reimbursements                               89                 82                 90
             Gains on asset retirements and sales                                  (110)               (12)                (6)
             Purchased in-process research
                and development                                                       -                  -                 32
             Noncash items affecting net income                                     126               (147)                45
             Changes in current assets and liabilities
                and other, net of effects of operations acquired-
                   (Increase) decrease in accounts receivable                      (104)               278                (55)
                   (Increase) decrease in inventories                                37                (51)               (46)
                   (Increase) decrease in deposits,
                      prepaids and other assets                                     185               (201)                 3
                   Increase (decrease) in accounts
                      payable and accrued liabilities                               137               (131)               129
                   Increase (decrease) in taxes payable                              63               (120)               137
                   Other                                                           (197)              (173)              (135)
                                                                                -------            -------           --------
                      Net cash provided by operating activities                   1,448              1,143              1,840
                                                                                -------            -------           --------

Cash Flow from Investing Activities
     Capital expenditures                                                        (1,159)            (1,792)              (842)
     Dry hole costs                                                                (113)               (72)               (54)
     Acquisitions                                                                   (24)              (978)            (1,018)
     Purchase of long-term investments                                              (65)               (92)               (56)
     Proceeds from sale of long-term investments                                     12                 18                 35
     Proceeds from sale of assets                                                   756                 19                 42
                                                                                -------            -------           --------
                      Net cash used in investing activities                        (593)            (2,897)            (1,893)
                                                                                -------            -------           --------

Cash Flow from Financing Activities
     Issuance of long-term debt                                                     418              2,513                677
     Issuance of common stock                                                         5                 32                383
     Decrease in short-term borrowings                                               (8)                (9)                (3)
     Repayment of long-term debt                                                 (1,093)              (661)              (966)
     Dividends paid                                                                (181)              (173)              (166)
                                                                                -------            -------           --------
                      Net cash provided by (used in) financing activities          (859)             1,702                (75)
                                                                                -------            -------           --------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                         3                 (1)                 5
                                                                                -------            -------           --------
Net Decrease in Cash and Cash Equivalents                                            (1)               (53)              (123)
Cash and Cash Equivalents at Beginning of Year                                       91                144                267
                                                                                -------            -------           --------
Cash and Cash Equivalents at End of Year                                        $    90            $    91           $    144
                                                                                =======            =======           ========

The accompanying notes are an integral part of this statement.


Notes to Financial Statements
--------------------------------------------------------------------------------

1.   The Company and Significant Accounting Policies

Kerr-McGee is an energy and chemical company with worldwide operations. It explores for, develops, produces and markets crude oil and natural gas, and its chemical operations primarily produce and market titanium dioxide pigment. The exploration and production unit produces and explores for oil and gas in the United States, the United Kingdom sector of the North Sea and China. Exploration efforts also extend to Australia, Benin, Brazil, Gabon, Morocco, Canada, Yemen and the Danish sector of the North Sea. The chemical unit has production facilities in the United States, Australia, Germany and the Netherlands.

On August 1, 2001, the company completed the acquisition of all the outstanding shares of common stock of HS Resources, Inc., an independent oil and gas exploration and production company. To accomplish the acquisition, the company reorganized and formed a new holding company, Kerr-McGee Holdco, which later changed its name to Kerr-McGee Corporation. All the outstanding shares of the former Kerr-McGee Corporation were canceled and the same number of shares was issued by the new holding company. The former Kerr-McGee Corporation was renamed and is now a wholly owned subsidiary.

Basis of Presentation

The consolidated financial statements include the accounts of all subsidiary companies that are more than 50% owned and the proportionate share of joint ventures in which the company has an undivided interest. Investments in affiliated companies that are 20% to 50% owned are carried as Investments - Equity affiliates in the Consolidated Balance Sheet at cost adjusted for equity in undistributed earnings. Except for dividends and changes in ownership interest, changes in equity in undistributed earnings are included in the Consolidated Statement of Operations. All material intercompany transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates as additional information becomes known.

Certain prior-year amounts in the consolidated financial statements have been reclassified to present the oil and gas operations in Kazakhstan, Indonesia and Australia as discontinued (see Note 20) and to conform with the current-year presentation.

Foreign Currencies

The U.S. dollar is considered the functional currency for each of the company's international operations, except for its European chemical operations. Foreign currency transaction gains or losses are recognized in the period incurred and are included in Other Income in the Consolidated Statement of Operations. The company recorded net foreign currency transaction gains (losses) of ($38) million, $3 million and $30 million in 2002, 2001 and 2000, respectively.

The euro is the functional currency for the European chemical operations. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in Accumulated Other Comprehensive Income in the Consolidated Statement of Comprehensive Income and Stockholders' Equity.

Cash Equivalents

The company considers all investments with a maturity of three months or less to be cash equivalents. Cash equivalents totaling $23 million in 2002 and $26 million in 2001 were comprised of time deposits, certificates of deposit and U.S. government securities.

Accounts Receivable and Receivable Sales

Accounts receivable are reflected at their net realizable value, reduced by an allowance for doubtful accounts to allow for expected credit losses. The allowance is estimated by management based on factors such as age of the related receivables and historical experience, giving consideration to customer profiles. The company does not generally charge interest on accounts receivable; however, certain operating agreements have provisions for interest and penalties that may be invoked if deemed necessary. Accounts receivable are aged in accordance with contract terms and are written off when deemed uncollectible. Any subsequent recoveries of amounts written off are credited to the allowance for doubtful accounts.

Under a credit-insurance-backed asset securitization program, Kerr-McGee sells selected pigment customers' accounts receivable to a special-purpose entity
(SPE). The company does not own any of the common stock of the SPE. When the receivables are sold, Kerr-McGee retains interests in the securitized receivables for servicing and in preference stock of the SPE. The interest in the preference stock is essentially a deposit to provide further credit enhancement to the securitization program, if needed, but is otherwise recoverable by the company at the end of the program. The recorded value of the preference stock is adjusted with each sale to maintain its fair value. The servicing fee received is estimated by management to be adequate compensation and is equal to what would otherwise be charged by an outside servicing agent. The company records the loss associated with the receivable sales by comparing cash received and fair value of the retained interests to the carrying amount of the receivables sold. The estimate of fair value of the retained interests is based on the present value of future cash flows discounted at rates estimated by management to be commensurate with the risks.

Inventories

Inventories are stated at the lower of cost or market. The costs of the company's product inventories are determined by the first-in, first-out (FIFO) method. Inventory carrying values include material costs, labor and the associated indirect manufacturing expenses. Costs for materials and supplies are determined by average cost to acquire.

Property, Plant and Equipment

Exploration and Production - Exploration expenses, including geological and geophysical costs, rentals and exploratory dry holes, are charged against income as incurred. Costs of successful wells and related production equipment and developmental dry holes are capitalized and amortized by field using the unit-of-production method as the oil and gas are produced.

Undeveloped acreage costs are capitalized and amortized at rates that provide full amortization on abandonment of unproductive leases. Costs of abandoned leases are charged to the accumulated amortization accounts, and costs of productive leases are transferred to the developed property accounts.

Other - Property, plant and equipment is stated at cost less reserves for depreciation, depletion and amortization. Maintenance and repairs are expensed as incurred, except that costs of replacements or renewals that improve or extend the lives of existing properties are capitalized.

Depreciation and Depletion - Property, plant and equipment is depreciated or depleted over its estimated life by the unit-of-production or the straight-line method. Capitalized exploratory drilling and development costs are amortized using the unit-of-production method based on total estimated proved developed oil and gas reserves. Amortization of producing leasehold, platform costs and acquisition costs of proved properties is based on the unit-of-production method using total estimated proved reserves. In arriving at rates under the unit-of-production method, the quantities of recoverable oil, gas and other minerals are established based on estimates made by the company's geologists and engineers. Non oil and gas assets are depreciated using the straight-line method over the estimated useful lives.

Retirements and Sales - The cost and related depreciation, depletion and amortization reserves are removed from the respective accounts upon retirement or sale of property, plant and equipment. The resulting gain or loss is included in Other Income in the Consolidated Statement of Operations.

Interest Capitalized - The company capitalizes interest costs on major projects that require an extended length of time to complete. Interest capitalized in 2002, 2001 and 2000 was $8 million, $31 million and $5 million, respectively.

Impairment of Long-Lived Assets

Proved oil and gas properties are reviewed for impairment on a field-by-field basis when facts and circumstances indicate that their carrying amounts may not be recoverable. In performing this review, future cash flows are estimated by applying estimated future oil and gas prices to estimated future production, less estimated future expenditures to develop and produce the reserves. If the sum of these estimated future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property, an impairment loss is recognized for the excess of the carrying amount over the estimated fair value of the property based on estimated future cash flows.

Other assets are reviewed for impairment by asset group for which the lowest level of independent cash flows can be identified and impaired in a similar manner as proved oil and gas properties.

Assets classified as held for sale are reviewed for impairment at the time the assets are reclassified from the held-for-use category, which occurs upon managements' approval of a plan of sale that is expected to be completed within one year. Impairment losses are measured as the difference between fair value less costs to sell, and the assets' carrying value. Upon transfer to the held-for-sale category, long-lived assets are no longer depreciated.

Revenue Recognition

Revenue is recognized when title passes to the customer. Natural gas revenues involving gas-balancing arrangements with partners in natural gas wells are recognized when the gas is sold using the entitlements method of accounting and are based on the company's net working interests. At December 31, 2002 and 2001, both the quantity and dollar amount of gas balancing arrangements were immaterial.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

Site Dismantlement, Remediation and Restoration Costs

The company provides for the estimated costs at current prices of the dismantlement and removal of oil and gas production and related facilities. Such costs are accumulated over the estimated lives of the facilities by the use of the unit-of-production method. As sites of environmental concern are identified, the company assesses the existing conditions, claims and assertions, generally related to former operations, and records an estimated undiscounted liability when environmental assessments and/or remedial efforts are probable and the associated costs can be reasonably estimated.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred (as defined), with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated on a unit-of-production basis, such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

The company was required to adopt FAS 143 on January 1, 2003. As a result, the company will accrue an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. Additionally, the company will accrue an abandonment liability associated with its plans to decommission the Mobile, Alabama, synthetic rutile plant. The company recorded an after-tax charge to earnings of approximately $35 million on January 1, 2003, to recognize the cumulative effect of retroactively applying the new accounting principle. In addition, beginning in 2003, the company will record accretion expense for its ARO liabilities and additional depreciation expense on the associated assets. The new accounting principle is not expected to have a significant effect on 2003 income from continuing operations.

Employee Stock Option Plan

FAS 123, "Accounting for Stock-Based Compensation," prescribes a fair-value method of accounting for employee stock options under which compensation expense is measured based on the estimated fair value of stock options at the grant date and recognized over the period that the options vest. The company, however, chooses to account for its stock option plans under the optional intrinsic-value method of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," whereby no compensation expense is generally recognized for fixed-price stock options. Compensation cost for stock appreciation rights, which is recognized under both accounting methods, was immaterial for 2002, 2001 and 2000.

Had compensation expense for stock option grants been determined in accordance with FAS 123, the resulting compensation expense would have affected stock-based compensation expense, net income and per-share amounts as shown in the following table. These amounts may not be representative of future compensation expense using the fair-value method of accounting for employee stock options as the number of options granted in a particular year may not be indicative of the number of options granted in future years, and the fair-value method of accounting has not been applied to options granted prior to January 1, 1995.

(Millions of dollars,
except per share amounts)                      2002           2001         2000
-------------------------                     ------         -----        -----

Net income (loss) as reported                 $ (485)        $ 486        $ 842
   Less stock-based compensation expense
     determined using a fair-value method
     for all awards, net of taxes                (15)           (8)          (7)
                                              ------         -----        -----
Pro forma net income (loss)                   $ (500)        $ 478        $ 835
                                              ======         =====        =====

Net income (loss) per share -
  Basic -
    As reported                               $(4.84)        $5.01        $9.01
    Pro forma                                  (4.99)         4.92         8.94

  Diluted -
    As reported                                (4.84)         4.74         8.37
    Pro forma                                  (4.99)         4.66         8.30


The fair value of each option granted in 2002, 2001 and 2000 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   Assumptions
                -------------------------------------------------------------------------------          Weighted-Average
                  Risk-Free           Expected                 Expected               Expected             Fair Value of
                Interest Rate       Dividend Yield            Life (years)           Volatility           Options Granted
                -------------       --------------            ------------           ----------           ---------------

2002                4.8%                 3.4%                     5.8                   36.0%                  $16.97
2001                5.0                  3.3                      5.8                   42.9                    22.54
2000                6.6                  3.1                      5.8                   31.3                    19.15


Financial Instruments

Investments in marketable securities are classified as either "trading" or "available for sale," depending on management's intent. Unrecognized gains or losses on trading securities are recognized in earnings, while unrecognized gains or losses on available-for-sale securities are recorded as a component of other comprehensive income (loss) within stockholders' equity.

The company accounts for all its derivative financial instruments in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities." Derivative financial instruments are recorded as assets or liabilities in the Consolidated Balance Sheet, measured at fair value. When available, quoted market prices are used in determining fair value; however, if quoted market prices are not available, the company estimates fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

The company uses futures, forwards, options, collars and swaps to reduce the effects of fluctuations in crude oil, natural gas, foreign currency exchange rates and interest rates. Changes in the fair value of instruments that are designated as cash flow hedges and that qualify for hedge accounting under the provisions of FAS 133 are recorded in accumulated other comprehensive income
(loss). These hedging gains or losses will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings. The ineffective portion of the change in fair value of such hedges, if any, is included in current earnings. Instruments that do not meet the criteria for hedge accounting and those designated as fair-value hedges under FAS 133 are recorded at fair value with gains or losses reported currently in earnings.

On January 1, 2001, the company adopted FAS 133 by recording the fair value of the options associated with the company's debt exchangeable for stock (DECS) of Devon Energy Corporation (Devon). In adopting the standard, the company recognized an expense of $20 million as a cumulative effect of the accounting change and a $3 million reduction in equity (other comprehensive income) for the foreign currency contracts designated as hedges. Also, in accordance with FAS 133, the company chose to reclassify 85% of the Devon shares owned to "trading" from the "available for sale" category of investments as of January 1, 2001, and recognized after-tax income of $118 million for the unrealized appreciation on these shares.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the company for shipping and handling are reported as an expense.

Goodwill and Intangible Assets

In accordance with FAS 142, "Goodwill and Other Intangible Assets," which the company adopted on January 1, 2002, goodwill and certain indefinite lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual test for impairment was completed in the second quarter of 2002, with no impairment indicated for the $356 million of goodwill and $53 million of indefinite lived intangible assets. The company's net income for 2001 and 2000 would not have been materially different had the indefinite lived intangibles and goodwill not been amortized prior to adoption of FAS 142. Additionally, the company had immaterial amounts of intangibles subject to amortization ($14 million and $15 million at December 31, 2002 and 2001, respectively).


2.   Cash Flow Information

Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:


(Millions of dollars)                             2002        2001         2000
---------------------                             ----        ----         ----
Income tax payments                              $  89        $434         $338
Less refunds received                             (268)        (19)         (34)
                                                 -----        ----         ----
Net income tax payments (refunds)                $(179)       $415         $304
                                                 =====        ====         ====

Interest payments                                $ 258        $189         $193
                                                 =====        ====         ====

Noncash items affecting net income included in the reconciliation of net income to net cash provided by operating activities include the following:

(Millions of dollars)                                    2002      2001    2000
---------------------                                    ----     -----    ----
Litigation reserve provisions                            $ 72     $   -    $  7
Net periodic pension credit for qualified plan            (48)      (53)    (43)
Abandonment provisions - exploration and production        38        34      37
Increase (decrease) in fair value of embedded options
     in the DECS (1)                                       34      (205)      -
Increase (decrease) in fair value of trading
     securities (1)                                       (61)        7       -
All other (2)                                              91        70      44
                                                         ----     -----    ----
      Total                                              $126     $(147)   $ 45
                                                         ====     =====    ====

Details of other changes in current assets and liabilities and other within the operating section of the Consolidated Statement of Cash Flows consist of the following:

(Millions of dollars)                             2002        2001         2000
---------------------                             ----        ----         ----
Environmental expenditures                       $(107)      $ (94)       $(117)
Cash abandonment expenditures -
     exploration and production                    (48)        (29)          (9)
All other (2)                                      (42)        (50)          (9)
                                                 -----       -----         ----
      Total                                      $(197)      $(173)       $(135)
                                                 =====       =====        =====

Information about noncash investing and financing activities not reflected in the Consolidated Statement of Cash Flows follows:

(Millions of dollars)                                                               2002        2001           2000
---------------------                                                               ----        ----           ----
Noncash investing activities
    Increase (decrease) in fair value of securities available for sale (1)          $11         $ (34)         $280
    Increase (decrease) in fair value of trading securities (1)                      61          (188)            -
    Investment in equity affiliate                                                    2             -             -

Noncash financing activities
    Common stock issued in HS Resources acquisition                                   -           355             -
    Debt assumed in HS Resources acquisition                                          -           506             -
    Increase in the valuation of the DECS (1)                                         8             8           187
    Increase (decrease) in fair value of embedded options in
       the DECS (1)                                                                  34          (205)            -
    Dividends declared but not paid                                                   -             3             4


(1)  See Notes 1 and 18 for discussion of FAS 133 adoption.
(2)  No other individual item is material to total cash flows from operations.



3.   Inventories

Major categories of inventories at year-end 2002 and 2001 are:

(Millions of dollars)                              2002             2001
---------------------                              ----             ----
Chemicals and other products                       $306             $338
Materials and supplies                               89               88
Crude oil and natural gas liquids                     7                3
                                                   ----             ----
           Total                                   $402             $429
                                                   ====             ====


4.   Investments - Other Assets

Investments in other assets consist of the following at December 31, 2002 and 2001:

(Millions of dollars)                                      2002             2001
---------------------                                      ----             ----
Devon Energy Corporation common stock (1)                  $457             $385
Long-term receivables, net of allowance for
     doubtful notes of $9 in both 2002 and 2001              94               12
Derivatives (fixed-priced and basis swap
     commodity contracts)(1)                                 22               16
U.S. government obligations                                   2                2
Other                                                         9                7
                                                           ----             ----
           Total                                           $584             $422
                                                           ====             ====

(1)  See Note 18.


5.   Property, Plant and Equipment

Property, plant and equipment and related reserves at December 31, 2002 and 2001, are as follows:

                                                                            Reserves for
                                                                          Depreciation and
                                              Gross Property                  Depletion               Net Property
                                            -------------------          ------------------        -----------------
(Millions of dollars)                        2002         2001            2002        2001          2002       2001
---------------------                       -------     -------          ------      ------        ------     ------

Exploration and production                  $11,585     $11,392          $5,632      $5,080        $5,953     $6,312
Chemicals                                     1,963       1,860             965         857           998      1,003
Other                                           176         151              91          88            85         63
                                            -------     -------          ------      ------        ------     ------
    Total                                   $13,724     $13,403          $6,688      $6,025        $7,036     $7,378
                                            =======     =======          ======      ======        ======     ======


6.   Deferred Charges

Deferred charges are as follows at year-end 2002 and 2001:

(Millions of dollars)                                    2002            2001
---------------------                                    ----            ----

Pension plan prepayments                                 $240            $188
Nonqualified benefit plans deposits                        35              26
Unamortized debt issue costs                               27              34
Amounts pending recovery from third parties                13              10
Other                                                      13               3
                                                         ----            ----
     Total                                               $328            $261
                                                         ====            ====


7.   Asset Securitization

In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. The company retained servicing responsibilities and subordinated interests and receives a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. Servicing fees collected were $1 million in both 2002 and 2001, and were insignificant in 2000. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company; however, the company believes that the risk of insurance loss is very low since its bad-debt experience has historically been insignificant. The company also received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. This preference stock is essentially a retained deposit to provide further credit enhancements, if needed.

During 2002, 2001 and 2000, the company sold $609 million, $597 million and $160 million, respectively, of its pigment receivables, resulting in pretax losses of $5 million, $8 million and $3 million, respectively. The losses are equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. At year-end 2002 and 2001, the outstanding balance on receivables sold totaled $111 million and $96 million, respectively. There were no delinquencies as of year-end 2002.


8.   Accrued Liabilities

Accrued liabilities at year-end 2002 and 2001 are as follows:

(Millions of dollars)                                    2002            2001
---------------------                                    ----            ----

Interest payable                                         $105            $100
Employee-related costs and benefits                       103             102
Derivatives                                               135              32
Current environmental reserves                            100              68
Litigation reserves                                        43              21
Royalties payable                                          13               2
Drilling and operating costs                                6               4
Acquisition and merger reserves                             -               9
Other                                                      15              20
                                                         ----            ----
     Total                                               $520            $358
                                                         ====            ====

9.   Acquisition and Merger Reserves

During 2002, the company recorded an accrual of $3 million representing additional severance and other acquisition-related costs related to its 2001 acquisition of HS Resources. In 2001, the company recorded an accrual of $42 million for items associated with this acquisition, which included transaction costs, severance and other employee-related costs, contract termination costs, and other acquisition-related costs. Of the total accrual of $45 million, $11 million was paid in 2002 and $34 million was paid during 2001.

During 1999, the company recorded an accrual of $163 million for items associated with the Oryx merger. Included in this charge were transaction costs, severance and other employee-related costs, contract termination costs, lease cancellations, write-off of redundant systems and equipment, and other merger-related costs. Of this total accrual, zero and $1 million remained in the reserve at the end of 2002 and 2001, respectively.

The accruals, payments and reserve balances for 2002 and 2001 are as follows:

(Millions of dollars)                                    2002            2001
---------------------                                    ----            ----

Beginning balance                                        $  9            $ 10
    Accruals                                                3              42
    Payments                                              (12)            (43)
                                                         ----            ----
Ending balance                                           $  -            $  9
                                                         ====            ====


10.  Restructuring Provisions and Exit Activities

During 2002, the company provided $17 million for costs associated with exiting its forest products business, which is part of the chemical - other operating unit. Included in the 2002 provision were $16 million for dismantlement and closure costs, and $1 million for severance costs. These costs are reflected in Costs and operating expenses in the Consolidated Statement of Operations. Of the total provision, $16 million remained in the accrual as of year-end 2002.

The Indianapolis, Indiana, plant was identified for closure in 2001. Dismantlement of the facility began in 2002 and is expected to be completed in 2003. The company will also close four of its five remaining forest products-treating plants. The disposition of the fifth plant, a leased facility located in The Dalles, Oregon, is the subject of ongoing discussions. The company's options at the site include continuation of operations for the term of the lease, which runs through November 30, 2004, or sale. Commercial operations will continue at the company's four owned plants until all current contracts are fulfilled. The company expects to close the Columbus, Mississippi; Madison, Illinois; Springfield, Missouri; and Texarkana, Texas, plants by year-end 2003. In connection with the plant closures, 252 employees will be terminated, of which 25 were terminated as of year-end 2002.

In 2001, the company's chemical - pigment operating unit provided $32 million related to the closure of a plant in Antwerp, Belgium. The provision consisted of $12 million for severance costs, $12 million for dismantlement costs, $7 million for contract settlement costs and $1 million for other plant closure costs. Of this total accrual, $9 million and $21 million remained in the restructuring accrual at the end of 2002 and 2001, respectively. As a result of this plant closure, 121 employees will ultimately be terminated, of which 118 were terminated as of December 31, 2002. The remainder will be terminated when dismantlement of the plant is completed, which is expected to occur in 2003.

Also in 2001, the company's chemical - other operating unit provided $12 million for the discontinuation of manganese metal production at its Hamilton, Mississippi, facility. The provision consisted of $7 million for pond-closure costs, $2 million for severance costs and $3 million for other plant-closure costs. Of this total accrual, $2 million and $7 million remained in the restructuring accrual at the end of 2002 and 2001, respectively. As a result of this plant closure, 42 employees were terminated and all related severance costs were paid in 2001. Completion of the remaining action of pond closure may take from three to 10 years, depending on environmental constraints.

The provisions, payments, adjustments and reserve balances for 2002 and 2001 are included in the table below.

                                             2002                                         2001
                            ------------------------------------     ------------------------------------------------
                                                   Dismantlement                            Dismantlement
                                                             and                                      and
(Millions of dollars)       Total      Severance         Closure     Total     Severance          Closure       Other
---------------------       -----      ---------         -------     -----     ---------          -------       -----
Beginning balance           $ 28           $ 12             $ 16      $  -           $ -              $ -        $ -
   Provisions                 17              1               16        44            14               23          7
   Payments (1)              (20)           (10)             (10)      (16)           (2)              (7)        (7)
   Adjustments (2)             2              1                1         -             -                -          -
                            ----           ----             ----      ----           ---              ---        ---
Ending balance              $ 27           $  4             $ 23      $ 28           $12              $16        $ -
                            ====           ====             ====      ====           ===              ===        ===


(1)  Includes amounts in total provision that were charged directly to expense.
(2) Foreign-currency translation adjustments related to Antwerp, Belgium, accrual.


Following are the revenues and pretax income included in the Consolidated Statement of Operations for operations subject to exit plans. Since each of these operations represents a small portion of a business segment or legal entity, the pretax income amounts may not include all indirect costs that might otherwise have been incurred by an unrelated operation. The restructuring provisions and any related impairment losses (see Note 20) are included in the pretax income from continuing operations for 2002 and 2001.

(Millions of dollars)              2002                2001                 2000
---------------------              ----                ----                 ----

Sales -
   Chemicals - pigment             $ 11                $ 37                 $ 52
   Chemicals - other                132                 114                  134
                                   ----                ----                 ----

       Total                       $143                $151                 $186
                                   ====                ====                 ====

Pretax income (loss) -
   Chemicals - pigment             $  2                $(53)                $  -
   Chemicals - other                 (8)                (30)                   9
                                   ----                ----                 ----

       Total                       $ (6)               $(83)                $  9
                                   ====                ====                 ====


11.  Debt

Lines of Credit and Short-Term Borrowings

At year-end 2002, the company had available unused bank lines of credit and revolving credit facilities of $1.499 billion. Of this amount, $870 million can be used to support commercial paper borrowing arrangements of Kerr-McGee Credit LLC, and $490 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS.

The company has arrangements to maintain compensating balances with certain banks that provide credit. At year-end 2002, the aggregate amount of such compensating balances was immaterial, and the company was not legally restricted from withdrawing all or a portion of such balances at any time during the year.

The company had no short-term borrowings at year-end 2002. Short-term borrowings at year-end 2001 consisted of a note payable totaling $8 million (4.42% average interest rate). The note was denominated in euros and represented approximately 9 million euros.

Long-Term Debt

The company's policy is to classify certain borrowings under revolving credit facilities and commercial paper as long-term debt since the company has the ability under certain revolving credit agreements and the intent to maintain these obligations for longer than one year. At year-end 2002 and 2001, debt totaling $68 million and $1.066 billion, respectively, was classified as long-term consistent with this policy.

Long-term debt consisted of the following at year-end 2002 and 2001:


(Millions of dollars)                                             2002     2001
---------------------                                            ------   ------
Debentures -
  7.125% Debentures due October 15, 2027
      (7.01% effective rate)                                     $  150  $  150
  7% Debentures due November 1, 2011, net of
      unamortized debt discount of $90 in 2002
      and $94 in 2001 (14.25% effective rate)                       160     156
  5-1/4% Convertible subordinated debentures
      due February 15, 2010 (convertible at $61.08 per
      share, subject to certain adjustments)                        600     600
Notes payable -
  5-7/8% Notes due September 15, 2006 (5.89% effective rate)        325     325
  6-7/8% Notes due September 15, 2011,
      net of unamortized debt discount of $1
      in both 2002 and 2001 (6.90% effective rate)                  674     674
  7-7/8% Notes due September 15, 2031,
      net of unamortized debt discount of $2
      in both 2002 and 2001 (7.91% effective rate)                  498     498
  5-1/2% Exchangeable Notes (DECS) due August 2, 2004,
      net of unamortized debt discount of $12 in 2002
      and $20 in 2001 (5.60% effective rate) (See Note 18)          318     310
  6.625% Notes due October 15, 2007                                 150     150
  8.375% Notes due July 15, 2004                                    150     150
  8.125% Notes due October 15, 2005                                 150     150
  8% Notes due October 15, 2003                                     100     100
  5.375% Notes due April 15, 2005                                   350       -
  Variable interest rate revolving credit agreements with banks       -     254
  Floating rate notes due June 28, 2004 (2.54% average
      interest rate at December 31, 2002)                           200     200
  Medium-Term Notes (9.29% average effective
      interest rate at December 31, 2001)                             -      13
Commercial paper (3.01% average effective
  interest rate at December 31, 2001)                                 -     732
Euro Commercial paper (2.10% average effective
  interest rate at December 31, 2002)                                68      80
Guaranteed Debt of Employee Stock Ownership Plan 9.61%
  Notes due in installments through January 2, 2005                  11      21
Other                                                                 -       3
                                                                 ------  ------
                                                                  3,904   4,566
Long-term debt due within one year                                 (106)    (26)
                                                                 ------  ------
           Total                                                 $3,798  $4,540
                                                                 ======  ======

Maturities of long-term debt due after December 31, 2002, are $106 million in 2003; $739 million in 2004, of which $318 million may be a noncash settlement of the DECS and $68 million is borrowings that the company expects to be able to maintain as long-term, see above; $501 million in 2005; $325 million in 2006; $150 million in 2007; and $2.083 billion thereafter.

Certain of the company's long-term debt agreements contain restrictive covenants, including a minimum tangible net worth requirement and a maximum total debt to total capitalization ratio as defined in the agreement. At December 31, 2002, the company was in compliance with its debt covenants.


12.  Income Taxes

The taxation of a company that has operations in several countries involves many complex variables, such as tax structures that differ from country to country and the effect on U.S. taxation of international earnings. These complexities do not permit meaningful comparisons between the U.S. and international components of income before income taxes and the provision for income taxes, and disclosures of these components do not necessarily provide reliable indicators of relationships in future periods. Income (loss) from continuing operations before income taxes is composed of the following:

(Millions of dollars)                     2002            2001             2000
---------------------                    -----            ----            ------

United States                            $(116)           $524            $  562
International                             (541)            228               692
                                         -----            ----            ------
    Total                                $(657)           $752            $1,254
                                         =====            ====            ======

On July 24, 2002, the United Kingdom government made certain changes to its existing tax laws. Under one of these changes, companies will pay a supplementary corporate tax charge of 10% on profits from their U.K. oil and gas production. This is in addition to the existing 30% corporate tax on these profits. The U.K. government has also accelerated tax depreciation for capital investments in U.K. upstream activities. The deferred income tax liability was adjusted to reflect this revised rate, causing a net increase in the 2002 international deferred provision for income taxes of $132 million. Finally, the U.K. government announced on November 27, 2002, that royalty will be abolished on North Sea production effective January 1, 2003.

For the year 2002, the effective income tax rates in Canada and the Netherlands decreased to 35% and 34.5%, respectively, from 37% and 35%, respectively. The effect on the international deferred provision for income taxes was less than $1 million.

The effective income tax rate in Canada decreased to 37% from 38% for the year 2001. The deferred income tax liability balance was adjusted to reflect this revised rate, causing a decrease in the 2001 international deferred provision for income taxes of $1 million.

The income tax rate in Australia decreased to 30% from 34% for the year 2001, and decreased to 34% from 36% for the year 2000. Effective January 1, 2001, the German corporate income tax rate decreased to 25% from 30%. The deferred income tax asset and liability balances were adjusted to reflect these revised rates, causing a net increase in the 2000 international deferred provision for income taxes of $2 million.

The Internal Revenue Service has examined the Kerr-McGee Corporation and subsidiaries' Federal income tax returns for all years through 1996, and the years have been closed through 1994. The Oryx income tax returns have been examined through 1997, and the years through 1978 have been closed, as have the years 1988 through 1997. The company believes that it has made adequate provision for income taxes that may become payable with respect to open tax years.

The 2002, 2001 and 2000 income tax provisions (benefits) from continuing operations are summarized below:



(Millions of dollars)                  2002             2001              2000
---------------------                  ----             ----              ----

U.S. Federal -
     Current                           $  12            $(70)             $101
     Deferred                           (104)            219                82
                                       -----            ----              ----
                                         (92)            149               183
                                       -----            ----              ----
International -
     Current                              36             130               286
     Deferred                             10              (8)              (34)
                                       -----            ----              ----
                                          46             122               252
                                       -----            ----              ----
State                                      -               5                 2
                                       -----            ----              ----

         Total                         $ (46)           $276              $437
                                       =====            ====              ====


At December 31, 2002, the company had foreign operating loss carryforwards totaling $305 million. Of this amount, $8 million expires in 2003, $11 million in 2004, $13 million in 2006, $2 million in 2007 and $271 million has no expiration date. Realization of these operating loss carryforwards depends on generating sufficient taxable income in future periods.

Net deferred tax liabilities at December 31, 2002 and 2001, are composed of the following:


(Millions of dollars)                                          2002       2001
---------------------                                         ------     ------

Net deferred tax liabilities -
  Accelerated depreciation                                    $1,088     $1,281
  Exploration and development                                    192        160
  Undistributed earnings of foreign subsidiaries                  28         28
  Postretirement benefits                                        (89)       (89)
  Dismantlement, remediation, restoration and other reserves     (34)       (58)
  U.S. and foreign operating loss carryforward                   (92)       (46)
  AMT credit carryforward                                        (47)       (18)
  Other                                                           99        104
                                                              ------     ------
      Total                                                   $1,145     $1,362
                                                              ======     ======

In the following table, the U.S. Federal income tax rate is reconciled to the company's effective tax rates for income or loss from continuing operations as reflected in the Consolidated Statement of Operations.

                                                   2002        2001        2000
                                                   ----        ----        ----

U.S. statutory rate - provision (benefit)         (35.0)%       35.0%      35.0%
  Increases (decreases) resulting from -
    Adjustment of deferred tax balances due
      to tax rate changes                          19.9          (.1)        .1
    Taxation of foreign operations                 12.1          1.7         .5
    Refunds of prior years' income taxes              -            -        (.8)
    Federal income tax credits                     (1.8)           -          -
    Other - net                                    (2.2)          .1          -
                                                   ----         ----       ----
          Total                                    (7.0)%       36.7%      34.8%
                                                   ====         ====       ====


13.  Taxes, Other than Income Taxes

Taxes, other than income taxes, as shown in the Consolidated Statement of Operations for the years ended December 31, 2002, 2001 and 2000, are comprised of the following:

(Millions of dollars)                   2002             2001              2000
---------------------                   ----             ----              ----

Production/severance                    $ 58            $  67            $   85
Payroll                                   21               27                21
Property                                  20               15                13
Other                                      5                5                 3
                                        ----             ----              ----
              Total                     $104             $114              $122
                                        ====             ====              ====


14.  Deferred Credits and Reserves - Other

Other deferred credits and reserves consist of the following at year-end 2002 and 2001:

(Millions of dollars)                                    2002              2001
---------------------                                    ----              ----

Reserves for site dismantlement, remediation
    and restoration                                      $387              $300
Postretirement benefit obligations                        210               205
Pension plan liabilities                                   54                23
Derivatives (1)                                            67                42
Litigation reserves                                        30                25
Ad valorem taxes                                           21                27
Other                                                      35                24
                                                         ----              ----
    Total                                                $804              $646
                                                         ====              ====

(1)  Options   associated  with  exchangeable  debt,  forward  foreign  currency contracts and commodity derivative contracts (see Note 18).


The company provided for environmental remediation and restoration, net of authorized reimbursements, during each of the years 2002, 2001 and 2000, as follows:

(Millions of dollars)                          2002          2001          2000
---------------------                          ----          ----          ----

Provision, net of authorized reimbursements    $ 80           $90          $112
Reimbursements received                           9            11            66
Authorized reimbursements accrued               113             -             -

The reimbursements, which pertain to the former facility in West Chicago, Illinois, are authorized pursuant to Title X of the Energy Policy Act of 1992 (see Note 16).


15.  Other Income (Loss)

Other income (loss) was as follows during each of the years in the three-year period ended December 31, 2002:

(Millions of dollars)                          2002          2001          2000
---------------------                          ----          ----          ----

Derivatives and Devon stock revaluation (1)    $ 35          $225          $  -
Interest income                                   5            10            21
Income (loss) from unconsolidated affiliates    (25)           (5)           23
Gain (loss) on foreign currency exchange        (38)            3            30
Gain (loss) on sale of assets                    (3)            4             6
Plant closing/product line discontinuation        -             -           (21)
Other                                            (9)          (13)           (9)
                                               ----          ----          ----
         Total                                 $(35)         $224          $ 50
                                               ====          ====          ====

(1)  See Note 18.



16.  Contingencies

West Chicago, Illinois

In 1973, the company's chemical affiliate (Chemical) closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in surrounding areas. The original processing facility is regulated by the State of Illinois (the State), and four vicinity areas are designated as Superfund sites on the National Priority List
(NPL).

Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility. In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The agreement requires Chemical to excavate contaminated soil and ship it to a licensed disposal facility, monitor and, if necessary, remediate groundwater and restore the property. The State indicated approval of the agreement and issued license amendments authorizing the work. Chemical expects most of the work to be completed by the end of 2003, leaving principally surface restoration and groundwater monitoring and/or remediation for subsequent years. Surface restoration is expected to be completed in 2004. The long-term scope, duration and cost of groundwater monitoring and/or remediation are uncertain because it is not possible to reliably predict how groundwater conditions will be affected by the ongoing work.

Vicinity Areas - The Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Chemical as a Potentially Responsible Party (PRP) in these four areas. The EPA issued unilateral administrative orders for two of the areas (known as the Residential Areas and Reed-Keppler Park), which required Chemical to conduct removal actions to excavate contaminated soil and ship the soil to a licensed disposal facility. Chemical has substantially completed the work required by the two orders.

The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues principally in streambanks and streambed sediments, virtually all within a floodway. Chemical has conducted a thorough characterization of the two sites and has reached conceptual agreement with local governmental authorities on a cleanup plan, which is currently being reviewed by EPA. The cleanup plan will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas. The agreement is conditioned upon the resolution of certain matters, including agreements regarding potential natural resource damages and government response costs, and is expected to be incorporated in a consent decree that will address the outstanding issues. The consent decree must be approved by EPA, the State, local communities and Chemical and then entered by a federal court. It is expected that the necessary parties will approve the terms of a consent decree in 2003 and the work, once commenced, will take about four years to complete.

Financial Reserves - As of December 31, 2002, the company had remaining reserves of $103 million for costs related to West Chicago. This includes $99 million added to the reserves in 2002, of which $84 million reflects the estimated costs to implement the conceptual agreement with respect to the Kress Creek and Sewage Treatment Plant sites, and the remainder principally reflects changes in the scope of excavation and construction and increased estimates of the volumes of soil contamination at the other West Chicago sites. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

Government  Reimbursement  - Pursuant to Title X, the U.S.  Department of Energy
(DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was dedicated to U.S.
government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through December 31, 2002, Chemical had been reimbursed approximately $156 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of December 31, 2002, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $113 million. The company believes receipt of this arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the costs.

Henderson, Nevada

In 1998, Chemical decided to exit the ammonium perchlorate business. At that time, Chemical curtailed operations and began preparation for the shutdown of the associated production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. Manufacture of perchlorate compounds began at Henderson in 1945 in facilities owned by the U.S. government. Production expanded significantly in 1953 with completion of a plant for manufacture of ammonium perchlorate. The U.S. Navy paid for construction of this plant and took title to it in 1953. The Navy continued to own the ammonium perchlorate plant as well as other associated production equipment at Henderson until 1962, when the plant was purchased by a predecessor of Chemical. The ammonium perchlorate produced at the Henderson facility was used primarily in federal government defense and space programs. Perchlorate has been detected in nearby Lake Mead and the Colorado River.

Chemical decided to exit the business in 1998 and began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater. In 1999 and 2001, Chemical entered into consent orders with the Nevada Department of Environmental Protection that require Chemical to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater.

In 1999, Chemical initiated the interim measures required by the consent orders. Chemical subsequently developed and installed a long-term remediation system based on new technology, but startup difficulties have prevented successful commissioning of the long-term system. Chemical currently is evaluating possible solutions to resolve the startup difficulties and is also evaluating an alternative technology in the event the startup difficulties cannot be resolved. The evaluation process should be completed in the first half of 2003. The interim system has been enhanced pending the successful commissioning of a long-term system. The scope and duration of groundwater remediation will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies currently are evaluating the health and environmental risks associated with perchlorate as part of the process for ultimately setting a drinking water standard. The resolution of these issues could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

Financial Reserves - As of December 31, 2002, the company's remaining reserves for Henderson totaled $17 million. This includes $22 million added in 2002, principally as a result of technological difficulties encountered with the long-term remediation system and the resulting need to enhance and prolong the interim treatment measures. The reserves do not include any cost that might be incurred to install an alternate technology as possible solutions to address the startup difficulties still are being evaluated, and evaluation of the alternate technology is not complete. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs may be incurred in the future. However, the amount of any additions cannot be reasonably estimated at this time.

Government Litigation - In 2000, Chemical initiated litigation against the United States seeking contribution for response costs. The suit, Kerr-McGee Chemical LLC v. United States of America, is pending in U.S. District Court for the District of Columbia. The government owned the plant in the early years of its operation and was the largest consumer of products produced at the plant. The litigation is in the early stages of discovery. Although the outcome of the litigation is uncertain, Chemical believes it is likely to recover a portion of its costs from the government. The amount and timing of any recovery cannot be estimated at this time and, accordingly, the company has not recorded a receivable or otherwise reflected in the financial statements any potential recovery from the government.

Insurance - In 2001, Chemical purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater remediation at Henderson. The insurance policy provides coverage only after Chemical exhausts a self-insured retention of approximately $61 million and covers only those costs incurred to achieve a cleanup level specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Chemical may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy could be affected. Through December 31, 2002, Chemical has incurred expenditures of about $38 million that it believes can be applied to the self-insured retention. Additionally, the company believes that the $17 million reserve remaining at December 31, 2002, will be creditable against the self-insured retention. The company has not recorded a receivable or otherwise reflected in the financial statements any potential recovery from the insurance policy since costs incurred to date and estimated costs for future work do not exhaust the self-insured retention. The applicability of expenditures to the self-insured retention is a matter currently under discussion with the insurance carrier. Therefore, the amount of the remaining self-insured retention may be greater than currently estimated.

Milwaukee, Wisconsin

In 1976, Chemical closed a wood-treatment facility it had operated in Milwaukee, Wisconsin. Operations at the facility prior to its closure had resulted in the contamination of soil and groundwater at and around the site with creosote and other substances used in the wood-treatment process. In 1984, EPA designated the Milwaukee wood-treatment facility as a Superfund site under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), listed the site on the NPL and named Chemical a PRP. Chemical executed a consent decree in 1991 that required it to perform soil and groundwater remediation at and below the former wood-treatment area and to address a tributary creek of the Menominee River that had become contaminated as a result of the wood-treatment operations. Actual remedial activities were deferred until after the decree was finally entered in 1996 by a federal court in Milwaukee.

Groundwater treatment, using a pump-and-treat system, was initiated in 1996 to remediate groundwater contamination below and in the vicinity of the former wood-treatment area. It is not possible to reliably predict how groundwater conditions will be affected by the ongoing soil remediation and groundwater treatment; therefore, it is not known how long groundwater treatment will continue. Soil cleanup of the former wood-treatment area began in 2000 and was completed in 2002. Also in 2002, terms for addressing the tributary creek were agreed upon with EPA, after which Chemical began the implementation of a remedy to reroute the creek and to remediate associated sediment and stream bank soils. It is expected that the soil and sediment remediation will take about four more years.

As of December 31, 2002, the company had remaining reserves of $13 million for the costs of the remediation work described above. This includes $12 million added to the reserve in 2002 to implement the remedy related to the tributary creek. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

Cushing, Oklahoma

In 1972, an affiliate of the company closed a petroleum refinery it had operated near Cushing, Oklahoma. Prior to closing the refinery, the affiliate also had produced uranium and thorium fuel and metal at the site pursuant to licenses issued by the Atomic Energy Commission (AEC). The uranium and thorium operations commenced in 1962 and were shut down in 1966, at which time the affiliate decommissioned and cleaned up the portion of the facility related to uranium and thorium operations to applicable standards. The refinery also was cleaned up to applicable standards at the time of closing.

Subsequent regulatory changes required more extensive remediation at the site. In 1990, the affiliate entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Remediation of hydrocarbon contamination is being performed under a plan approved by the Oklahoma Department of Environmental Quality. Soil remediation to address hydrocarbon contamination is expected to continue for about four more years. The scope of any groundwater remediation that may be required is not known. Additionally, in 1993, the affiliate received a decommissioning license from the Nuclear Regulatory Commission (NRC), the successor to AEC's licensing authority, to perform certain cleanup of uranium and thorium residuals. To avoid anticipated future increases in disposal costs, much of the uranium and thorium residuals were cleaned up and disposed in 2002 after obtaining NRC approvals to conduct soil removal without first completing the site characterization, work that is necessary for identifying the scope of required cleanup activities. Because excavation preceded characterization, contamination that had not been previously identified was encountered and removed during the expedited excavation and disposal work. Characterization and verification work is ongoing to confirm whether the work undertaken in 2002 adequately addressed the contaminated areas. Additional excavation may be required in the future, depending on the results of the characterization and verification work.

As of December 31, 2002, the company had remaining reserves of $23 million for the costs of the ongoing remediation and decommissioning work described above. This included $32 million added to the reserves in 2002, principally as a result of costs incurred to perform the expedited uranium and thorium cleanup work and costs for excavating and disposing of additional refinery-related wastes identified in 2002. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

New Jersey Wood-Treatment Site

In 1999, EPA notified Chemical and its parent company that they were potentially responsible parties at a former wood-treatment site in New Jersey that has been listed by EPA as a Superfund site. At that time, the company knew little about the site as neither Chemical nor its parent had ever owned or operated the site. A predecessor of Chemical had been the sole stockholder of a company that owned and operated the site. The company that owned the site already had been dissolved and the site had been sold to a third party before Chemical became affiliated with the former stockholder in 1964. EPA has preliminarily estimated that cleanup costs may reach $120 million or more.

There are substantial uncertainties about Chemical's responsibility for the site, and Chemical is evaluating possible defenses to any claim by EPA for response costs. EPA has not articulated the factual and legal basis on which EPA notified Chemical and its parent that they are potentially responsible parties. The EPA notification may be based on a successor liability theory premised on the 1964 transaction pursuant to which Chemical became affiliated with the former stockholder of the company that had owned and operated the site. Based on available historical records, it is uncertain whether and, if so, under what terms, the former stockholder assumed liabilities of the dissolved company. Moreover, as noted above, the site had been sold to a third party and the company that owned and operated the site had been dissolved before Chemical became affiliated with that company's stockholder. In addition, there appear to be other potentially responsible parties, though it is not known whether the other parties have received notification from EPA. EPA has not ordered Chemical or its parent to perform work at the site and is instead performing the work itself. The company has not recorded a reserve for the site as it is not possible to reliably estimate whatever liability Chemical or its parent may have for the cleanup because of the aforementioned uncertainties and the existence of other potentially responsible parties.

Forest Products Litigation

Primary Lawsuits - Between 1999 and 2001, Kerr-McGee Chemical LLC (Chemical) and its parent company were named in 22 lawsuits in three states (Mississippi, Louisiana and Pennsylvania) in connection with present and former forest products operations located in those states. The lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process. Some of the lawsuits are filed on behalf of specifically named individual plaintiffs, while others purport to be filed on behalf of classes of allegedly similarly situated plaintiffs.

Seven of the 22 cases were filed in Mississippi and relate to Chemical's Columbus, Mississippi, wood-treatment plant. Two of the Mississippi cases are pending in the U.S. District Court for the Northern District: Andrews v. Kerr-McGee (filed September 8, 1999) and Bachelder v. Kerr-McGee (filed March 7,
2001). Three of the Mississippi cases are pending in the Circuit Court of Lowndes County: Spirit of Prayer v. Kerr-McGee (filed March 16, 2000), Burgin v. Kerr-McGee (filed March 6, 2001) and Maranatha Faith Center v. Kerr-McGee (filed February 18, 2000). Two of the Mississippi cases are pending in Circuit Court of Hinds County: Jamison v. Kerr-McGee (filed February 18, 2000) and Cockrell v. Kerr-McGee (filed March 6, 2001).

Seven of the 22 cases were filed in Louisiana and relate to a former wood-treatment plant that was located in Bossier City, Louisiana. One of the Louisiana cases is pending in the U.S. District Court for the Western District:
Shirlean Taylor, et al. v. Kerr-McGee (filed June 15, 2000). Five of the Louisiana cases are pending in the U.S. District Court for the Western District, subject to remand to 26th District Court of Bossier Parish, and all were filed on October 25, 2001: Brenda Sue Adams, et al. v. Kerr-McGee; J.C. Adams, et al.
v. Kerr-McGee; Linda Paul Anderson, et al. v. Kerr-McGee; Shirley Marie Austin, et al. v. Kerr-McGee; and Ronald Donald Bailey, et al. v. Kerr-McGee. One of the Louisiana cases is pending in the 26th District Court of Bossier Parish: T. J. Allen, et al. v. Kerr-McGee (filed October 25, 2001).

Eight of the 22 cases were filed in the Court of Common Pleas, Luzerne County, Pennsylvania, and relate to a closed wood-treatment plant in Avoca, Pennsylvania. Five of the Pennsylvania cases were filed on October 23, 2001:
Mary Beth Marriggi, et al. v. Kerr-McGee; Delores Kubasko, et al. v. Kerr-McGee; Barbara Fromet, et al. v. Kerr-McGee; Ann Culp, et al. v. Kerr McGee; and Robert Battista, et al. v. Kerr-McGee. Three of the Pennsylvania cases were filed on November 15, 2001: Stacey Berkoski, et al. v. Kerr-McGee; Kenneth Battista, et al. v. Kerr-McGee; and James Butcher, et al. v. Kerr-McGee.

The parties have executed agreements to settle five of the seven Mississippi cases and all seven of the Louisiana cases. The settlement agreements require Chemical to pay up to $56 million for the benefit of about 9,400 identified claimants who are eligible under the agreements and who sign releases. Of that potential maximum of $56 million, approximately $44 million had been paid as of December 31, 2002. In addition, the agreements require Chemical to pay up to an additional $11 million from any recovery in certain insurance litigation that Chemical and its parent filed against their insurance carriers (see below). The agreements also contemplated two class-action settlement funds - one in Mississippi and one in Louisiana - for the benefit of a class of residents who did not sign individual releases and who did not choose to opt out of the class settlements. The parties moved forward with the class settlement in Mississippi but agreed not to pursue a class-action settlement in Louisiana. Chemical may be required to pay up to a maximum of $7.5 million to the Mississippi class-action settlement fund. The precise amount of Chemical's obligations under the agreements depends on the number of plaintiffs who sign and deliver valid individual releases, the number of the Mississippi class members who submit proof of claim forms and the number of class members who opt out of the class. Further payments pursuant to the settlements of the nonclass-action cases are subject to a number of conditions, including the signing and delivery of releases by named plaintiffs and court approval of various matters such as minors' settlements. The class-action settlement agreement, including certification of the settlement class and approval of the class settlement, requires court approval. On February 21, 2003, the federal court in Mississippi approved the Mississippi class settlement. Subsequently, two members of the class filed a notice appealing the order approving the class settlement.

Although the settlement agreements are expected to resolve all of the Louisiana lawsuits and substantially all of the Columbus, Mississippi, lawsuits described above, the settlements will not resolve the claims of plaintiffs who do not sign releases, the claims of any class members who opt out of the class settlement or any claims by class members that may arise in the future for currently unmanifested personal injuries. The settlements also do not cover the Maranatha Faith Center v. Kerr-McGee or the Jamison v. Kerr-McGee cases which, together, involve 27 plaintiffs who allege property damage and/or personal injury arising out of the Columbus, Mississippi, operations or the eight cases in Pennsylvania, which involve 55 named plaintiffs and an undetermined number of allegedly similarly situated persons. The company is vigorously defending the two remaining Mississippi lawsuits and the Pennsylvania cases, pending any settlement of those cases.

The implementation of the settlements is progressing. Of approximately 6,100 identified claimants in Columbus, Mississippi, approximately 5,300 claimants have delivered releases. Of approximately 3,300 identified claimants in Louisiana, approximately 3,000 claimants have delivered releases. Through December 31, 2002, Chemical had paid approximately $44 million pursuant to the settlement agreements to Mississippi and Louisiana plaintiffs who signed releases. No payments will be made to either of the class settlement funds unless and until the appropriate court in each state has certified the class and approved the respective class settlement.

Insurance Litigation - In 2001, Chemical and its parent company filed suit against insurance carriers in the Superior Court of Somerset County, New Jersey. The suit, Kerr-McGee Corporation and Kerr-McGee Chemical LLC v. Hartford Accident & Indemnity Company and Liberty Mutual Insurance Company, is to recover losses associated with certain environmental litigation, agency proceedings and the Pennsylvania forest products litigation described above. Chemical and its parent believe that they have valid claims against their insurers; however, the prospects for recovery are uncertain and the litigation is in its early stages. Further, a portion of any recovery will be paid to the plaintiffs in the forest products litigation as a part of the settlement agreements described above. Accordingly, the company has not recorded a receivable or otherwise reflected in its financial statements any potential recovery from the insurance litigation.

Financial Reserves - The company previously established a $70 million reserve in connection with the forest products litigation. The reserve included the estimated amounts owed under the settlements described above and an estimated amount for the remaining two Mississippi cases and the eight Pennsylvania cases. As noted above, through December 31, 2002, Chemical had paid approximately $44 million pursuant to the settlement agreements. As of December 31, 2002, the company's remaining reserves for the forest products litigation totaled $26 million. The company believes the reserve adequately provides for the potential liability associated with these matters; however, there is no assurance that the company will not be required to adjust the reserve in the future in light of the inherent uncertainties associated with litigation.

Follow-on Litigation - A class-action settlement sometimes results in the filing of additional lawsuits alleging facts and causes of action substantially similar to those alleged in the case(s) covered by the settlement. In addition, in the fall of 2002, the Mississippi legislature enacted a tort reform law that became effective for lawsuits filed on or after January 1, 2003. Among other things, the new law limits punitive damages and makes other changes intended to help ensure fairness in the Mississippi civil justice system. The tort reform law resulted in numerous lawsuits being filed in Mississippi immediately before the effective date of the new law. On December 31, 2002, approximately 245 lawsuits were filed against Chemical and its affiliates on behalf of approximately 4,598 claimants in connection with Chemical's Columbus, Mississippi, operations. All of the lawsuits were filed in the Circuit Court of Lowndes County, Mississippi, Case Nos. 2002-0302 CV1 through 2002-0543 CV1; 2002-0549 CV1; 2002-0550 CV1;
2002-0294 CV1 and 2002-0278 CV1. Chemical and its affiliates believe the lawsuits are without substantial merit and intend to vigorously defend the lawsuits. The company has not provided a reserve for the new lawsuits because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

Hattiesburg Litigation - On December 31, 2002, a lawsuit was filed against Chemical in the Circuit Court of Forest County, Mississippi. The lawsuit, Betty Bolton et al. v. Kerr-McGee Chemical Corporation, names approximately 975 plaintiffs and relates to a former wood-treatment plant located in Hattiesburg, Mississippi. The lawsuit seeks recovery on legal theories substantially similar to those advanced in the forest products litigation described above.

There are substantial uncertainties about Chemical's responsibility for operations at the former facility. A predecessor of Chemical had been the sole stockholder of a company that owned and operated the facility. The company that had operated the facility already had been dissolved and its leasehold interest in the site had been sold to a third party before Chemical became affiliated with the former stockholder in 1964. Based on available historical records, it is uncertain whether and, if so, under what terms, the former stockholder assumed liabilities of the dissolved company. In any case, Chemical believes the lawsuit is without substantial merit and intends to vigorously defend the litigation. The company has not provided a reserve for the litigation because it cannot reasonably determine the probability of a loss, and the amount of a loss, if any, cannot be reasonably estimated.

Other Matters

The company and/or its affiliates are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by the company's affiliates and/or their predecessors, and include claims for personal injuries and property damages. Current and former operations of the company's affiliates also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company's affiliates to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA. Similar environmental regulations exist in foreign countries in which the company's affiliates operate.

The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:

   o some sites are in the early stages of investigation, and other sites may be identified in the future;

   o cleanup requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding cleanup requirements, technologies or other factors that bear on cleanup costs;

   o environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their respective shares of responsibility for cleanup costs;

   o environmental laws and regulations are continually changing, and court proceedings are inherently uncertain;

   o some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future;

   o unanticipated construction problems and weather conditions can hinder the completion of environmental remediation;

   o the inability to implement a planned engineering design or use planned technologies and excavation methods may require revisions to the design of remediation measures, which delay remediation and increase costs; and

   o    the  identification  of additional areas or volumes of contamination and
        changes  in  costs  of  labor,   equipment   and   technology   generate
        corresponding changes in environmental remediation costs.

As of December 31, 2002, the company had reserves totaling $258 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $103 million for the West Chicago sites, $17 million for the Henderson, Nevada, site, and $45 million for forest products sites. Cumulative expenditures at all environmental sites through December 31, 2002, total $1.023 billion (before considering government reimbursements). Additionally, as of December 31, 2002, the company had litigation reserves totaling approximately $73 million for the reasonably estimable losses associated with litigation. This includes $26 million for the forest products litigation described above. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.


17.  Commitments

Lease Obligations and Guarantees

Total lease rental expense was $61 million in 2002, $38 million in 2001 and $34 million in 2000.

The company has various commitments under noncancelable operating lease agreements, principally for office space, production and gathering facilities, and drilling and other equipment. During 2002, the company entered into operating lease agreements for the use of the Nansen and Boomvang platforms located in the Gulf of Mexico. Including the lease rentals for these platforms, aggregate minimum annual rentals under all operating leases in effect at December 31, 2002, total $571 million, of which $39 million is due in 2003, $41 million in 2004, $41 million in 2005, $40 million in 2006, $38 million in 2007 and $372 million thereafter.

During 2001, the company entered into an arrangement with Kerr-McGee Gunnison Trust for the construction of the company's share of a platform to be used in the development of the Gulf of Mexico Gunnison field, in which the company has a 50% working interest. The construction of the company's portion of the platform is being financed by a $157 million synthetic lease between the trust and a group of financial institutions. After construction, the company and the trust are committed to purchase or sell the platform and related equipment or enter into an operating lease for the use of the platform. Currently, the company is obligated to make lease payments in amounts sufficient to pay interest at varying rates on the financing. The payments under the operating lease obligation are expected to be nil in 2003, $6 million in 2004, $9 million in 2005, $10 million in 2006, $13 million in 2007 and $240 million thereafter. The future minimum annual rentals due under the noncancelable operating leases shown above exclude any payments related to this agreement. In accordance with the provisions of FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51," the company believes it is reasonably likely that it will be required to consolidate the business trust created to construct and finance the Gunnison production platform in the period beginning July 1, 2003. The company continues to review the effects of FIN 46 relative to the company's other variable interest entities, such as the Nansen and Boomvang operating leases.

The company has guaranteed that the Nansen, Boomvang and Gunnison platforms will have residual values at the end of the operating leases equal to at least 10% of the fair-market value of the platform at the inception of the lease. For Nansen and Boomvang, the guaranteed values are $14 million and $8 million, respectively, in 2022, and for Gunnison the estimate of the guarantee is $16 million in 2024.

During 2002, the company entered into a sale-leaseback arrangement with General Electric Capital Corporation (GECC) covering assets associated with a gas-gathering system in the Rocky Mountain region. The lease agreement was entered into for the purpose of monetizing the related assets. The sales price of the equipment was $71 million; however, an $18 million settlement obligation existed for equipment previously covered by the lease agreement, resulting in net cash proceeds of $53 million. The operating lease agreement has an initial term of five years, with two 12-month renewal options. The company may elect to purchase the equipment at specified amounts after the end of the fourth year. In the event the company does not purchase the equipment and it is returned to GECC, the company guarantees a residual value ranging from $32 million at the end of the initial five-year term to $25 million at the end of the last renewal option. The company recorded no gain or loss associated with the GECC sale-leaseback agreement. The future minimum annual rentals due under noncancelable operating leases shown above include payments related to this agreement.

In conjunction with the company's sale of its Ecuadorean assets, which included the company's nonoperating interest in the Oleoducto de Crudos Pesados Ltd.
(OCP) pipeline, the company has entered into a performance guarantee agreement with the buyer for the benefit of OCP. Under the terms of the agreement, the company guarantees payment of any claims from OCP against the buyer upon default by the buyer and its parent company. Claims would generally be for the buyer's proportionate share of construction costs of OCP; however, other claims may arise in the normal operations of the pipeline. Accordingly, the amount of any such future claims cannot be reasonably estimated. In connection with this guarantee, the buyer's parent company has issued a letter of credit in favor of the company up to a maximum of $50 million, upon which the company can draw in the event it is required to perform under the guarantee agreement. The company will be released from this guarantee when the buyer obtains a specified credit rating as stipulated under the guarantee agreement.

In connection with certain contracts and agreements, the company enters into indemnifications related to title claims, environmental matters, litigation and other claims. Because of the inherent uncertainty surrounding these matters, the amount of any future liability related to these indemnifications cannot be reasonably estimated. If a claim is asserted or if information becomes known to management indicating it is probable that a liability has been incurred, an accrual is established at that time.

Drilling Rig Commitments

During 1999, the company entered into lease agreements to participate in the use of various drilling rigs. The total commitment with respect to these arrangements ranges from nil to $24 million, depending on partner participation. These agreements extend through 2004.


18.  Financial Instruments and Derivative Activities

Investments in Certain Debt and Equity Securities

The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at December 31, 2002 or 2001. At December 31, 2002 and 2001, available-for-sale securities for which fair value can be determined are as follows:

                                                      2002                                      2001
                                       -----------------------------------       ----------------------------------
                                                                     Gross                                    Gross
                                                                Unrealized                               Unrealized
                                        Fair                       Holding        Fair                      Holding
(Millions of dollars)                  Value          Cost           Gains       Value        Cost           Losses
---------------------                  -----          ----      ----------       -----        ----       ----------

Equity securities                        $70           $32          $10  (1)       $59         $32           $(1)  (1)
U.S. government obligations -
    Maturing within one year               2             2            -              3           3             -
    Maturing between one year
       and four years                      2             2            -              2           2             -
                                                                    ---                                      ---
          Total                                                     $10                                      $(1)
                                                                    ===                                      ===


(1) This amount includes $28 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.


The equity securities represent the company's investment in Devon Energy Corporation common stock. The company also holds debt exchangeable for stock
(DECS) that may be repaid with the Devon stock currently owned by Kerr-McGee. Prior to the beginning of 2001, the stock and the debt were marked to market each month with the offset recognized in accumulated other comprehensive income. On January 1, 2001, the company adopted the provisions of FAS 133 and in accordance with that standard chose to reclassify 85% of the Devon shares owned to "trading" from the "available for sale" category of investments. As a result of the reclassification, the company recognized after-tax income totaling $118 million ($181 million before taxes) for the unrealized appreciation on 85% of the Devon shares. Additionally, with adoption of FAS 133, the DECS and its embedded option features were separated. The debt is now recorded in the Consolidated Balance Sheet at face value less unamortized discount, and the options associated with the exchangeable feature of the debt have been recorded at fair value on the balance sheet as deferred credits. (See further discussion on derivatives below.)

The  Devon  securities  are  carried  in  the  Consolidated   Balance  Sheet  as
Investments - Other assets. U.S. government obligations are carried as Current Assets or as Investments - Other assets, depending on their maturities.

The change in unrealized holding gains (losses), net of income taxes, as shown in accumulated other comprehensive income for the years ended December 31, 2002, 2001 and 2000, is as follows:

(Millions of dollars)                        2002          2001           2000
---------------------                        ----          -----          ----

Beginning balance                            $(1)          $ 139          $ 79
    Net unrealized holding gains (losses)      7             (22)           60
    Reclassification of gains included in
        net income                             -            (118)            -
                                             ---           -----          ----
Ending balance                               $ 6           $  (1)         $139
                                             ===           =====          ====


Trading Securities

As discussed above, the company has recorded 85% of its Devon shares as trading securities and marks this investment to market through income. At December 31, 2002, the market value of 8.4 million shares of Devon was $387 million, and $61 million in unrealized pretax gains was recognized during 2002 in Other Income
(Loss) in the Consolidated Statement of Operations. However, this gain was partially offset by a $34 million unrealized loss on the embedded options associated with the DECS. See the discussion of these derivatives below. At year-end 2001, the market value of 8.4 million shares of Devon was $326 million, and $188 million in unrealized pretax losses was recognized during 2001. This loss was more than offset by the $205 million unrealized gain on the embedded options associated with the DECS.

Financial Instruments for Other than Trading Purposes

In addition to the financial instruments previously discussed, the company holds or issues financial instruments for other than trading purposes. At December 31, 2002 and 2001, the carrying amount and estimated fair value of these instruments for which fair value can be determined are as follows:

                                                                   2002                              2001
                                                          ----------------------           -----------------------
                                                          Carrying         Fair            Carrying          Fair
(Millions of dollars)                                      Amount          Value            Amount           Value
---------------------                                      ------          -----            ------           -----

Cash and cash equivalents                                  $   90         $   90            $   91           $   91
Long-term notes receivable                                      2              2                 2                2
Long-term receivables                                          86             71                 4                3
Contracts to purchase foreign currencies                        2              2               (15)             (15)
Short-term borrowings                                           -              -                 8                8
Debt exchangeable for stock, excluding options                318            330               310              330
Long-term debt, except DECS                                 3,586          4,013             4,256            4,319


The carrying amount of cash and cash equivalents approximates fair value of those instruments due to their short maturity. The fair value of notes receivable is based on the fair value of the note's collateral. The fair value of long-term receivables is based on discounted cash flows. The fair value of foreign currency forward contracts represents the aggregate replacement cost based on financial institutions' quotes. The fair value of the company's short-term and long-term debt is based on the quoted market prices for the same or similar debt issues or on the current rates offered to the company for debt with the same remaining maturity.

Derivatives

Effective August 1, 2001, the company purchased 100% of the outstanding shares of common stock of HS Resources. At the time of the purchase, HS Resources (now Kerr-McGee Rocky Mountain Corp.) and its marketing subsidiary (now Kerr-McGee Energy Services Corp.) had a number of derivative contracts for purchases and sales of gas, basis differences and energy-related contracts. Prior to 2002, the company had treated all of these derivatives as speculative and marked to market through income each month the change in derivative fair values. In 2002, the company designated the remaining portion of the HS Resources gas basis swaps that settled in 2002 and all that settle in 2003 as hedges. Additionally, in March 2002, the company began hedging a portion of its 2002 oil and natural gas production to increase the predictability of its cash flow and support additional capital expenditures. The hedges were in the form of fixed-price swaps and covered 30,000 barrels of U.S. oil production per day at an average price of $24.09 per barrel, 60,000 barrels of North Sea oil production per day at an average price of $23.17 per barrel and 250,000 MMBtu of U.S. natural gas production per day at an average price of $3.10 per MMBtu. In October 2002, the company expanded the hedging program to cover a portion of the estimated 2003 crude oil and natural gas production by adding fixed-price swaps, new basis swaps and costless collars. At December 31, 2002, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $83 million, of which $27 million is recorded as a current asset and $110 million is recorded as a current liability. The fair value of these derivative instruments at December 31, 2002, was determined based on prices actively quoted, generally NYMEX and Dated Brent prices. The company had after-tax deferred losses of $50 million in accumulated other comprehensive income associated with these contracts. The company expects to reclassify the entire amount of these losses into earnings during the next 12 months, assuming no further changes in fair-market value of the contracts. During 2002, the company realized a $28 million loss on domestic oil hedging, a $50 million loss on North Sea oil hedging and a $2 million loss on domestic natural gas hedging. The losses offset the oil and natural gas prices realized on the physical sale of crude oil and natural gas. Losses for hedge ineffectiveness are recognized as a reduction to Sales in the Consolidated Statement of Operations and totaled $2 million in 2002.

The HS Resources gas basis swaps that settle between 2004 and 2008 continue to be treated by the company as speculative and are marked to market through income. These derivatives are recorded at fair value of $21 million in Investments - Other assets. The net gain associated with these derivatives was $8 million in 2002 and is included in Other Income in the Consolidated Statement of Operations. In 2001, all of the HS Resources derivative contracts were treated by the company as speculative and marked to market through income each month. At December 31, 2001, the fair value of these contracts was $6 million. Of this amount, $6 million was recorded in current assets, $5 million in Investments - Other assets, $4 million in current liabilities and $1 million in deferred credits. The net gain associated with these derivatives was $27 million in 2001 and is included in Other Income in the Consolidated Statement of Operations.

The marketing subsidiary, Kerr-McGee Energy Services (KMES) markets purchased gas (primarily equity gas) in the Denver area. Existing contracts for the physical delivery of gas at fixed or index-plus prices are marked to market each month in accordance with FAS 133. KMES has entered into natural gas basis and price derivative contracts that offset its fixed-price risk on physical contracts. These derivative contracts lock in the margins associated with the physical sale. The company believes that risk associated with these derivatives is minimal due to the creditworthiness of the counterparties. The net asset fair value of the physical and offsetting derivative contracts was $8 million at year-end 2002. Of this amount, $31 million was recorded in current assets, $1 million in Investments - Other assets, $23 million in current liabilities and $1 million in deferred credits. The fair value of the outstanding derivative instruments at December 31, 2002, was determined based on prices actively quoted, generally NYMEX prices. During 2002, the net loss associated with these derivative contracts was $20 million and is included in Sales in the Consolidated Statement of Operations. At year-end 2001, the net asset fair value of the commodity-related derivatives and physical contracts was $21 million. Of this amount, $30 million was recorded in current assets, $11 million in Investments - Other assets, $19 million in current liabilities and $1 million in deferred credits. The 2001 net loss associated with these derivative contracts was $24 million and is included in Sales in the Consolidated Statement of Operations. The losses on the derivative contracts are generally offset by the prices realized on the physical sale of the natural gas.

From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income. The $7 million after-tax loss in accumulated other comprehensive income at December 31, 2002, will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the hedged transaction is paid in the case of a hedge of operating costs, and when the hedged assets are depreciated in the case of a hedge of capital expenditures). In 2002, the company reclassified $5 million of losses on forward contracts from accumulated other comprehensive income to operating expenses in the Consolidated Statement of Operations. Of the existing unrealized net losses at December 31, 2002, approximately $2 million in gains will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during 2002, and no ineffectiveness was recognized. The company recognized net foreign currency hedging losses of $9 million and $6 million in 2001 and 2000, respectively.

The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily in European currencies. These contracts have not been designated as hedges even though they do protect the company from foreign currency rate changes. The estimated value of these contracts was immaterial. Certain pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.

The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, allowing each holder to receive between .85 and 1.0 share of Devon stock or the equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide Kerr-McGee a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have a call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognizes in Other Income on a monthly basis any gains or losses of the put and call options. On December 31, 2002, the fair values of the embedded put and call options were less than $1 million and $67 million, respectively. At year-end 2001, the fair values of the embedded put and call options were $2 million and $35 million, respectively, for a net fair value of $33 million. During 2002 and 2001, the company recorded losses of $34 million and gains of $205 million, respectively, in Other Income for the changes in the fair values of the put and call options. As discussed above, the fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decrease in the market value of 85% of the Devon stock owned by the company. The remaining 15% of the Devon shares is accounted for as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive income.

In connection with the issuance of $350 million 5.375% notes due April 15, 2005, the company entered into an interest rate swap arrangement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus ..875%. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes. The estimated fair value of the interest rate swap was $21 million at December 31, 2002. The company recognized a $6 million reduction in interest expense in 2002 from the swap arrangement.


19.  Acquisition

On August 1, 2001, the company completed the acquisition of all of the outstanding shares of common stock of HS Resources, Inc., an independent oil and gas exploration and production company with active projects in the
Denver-Julesburg Basin, Gulf Coast, Mid-Continent and Northern Rocky Mountain regions of the U.S. The acquisition added approximately 250 million cubic feet equivalent of daily gas production and 1.3 trillion cubic feet equivalent of proved gas reserves, primarily in the Denver, Colorado, area. The addition of these primarily natural gas reserves provides the company a more balanced portfolio, geographic diversity and production mix. In addition, the acquisition provides low-risk exploitation drilling opportunities from identified projects based on HS Resources' seismic inventory. The acquisition price totaled $1.8 billion in cash, company stock and assumption of debt. The company reflected the assets and liabilities acquired at fair value in its balance sheet effective August 1, 2001, and the company's results of operations include HS Resources beginning August 1, 2001. The purchase price was allocated to specific assets and liabilities based on their estimated fair value at the date of acquisition. The allocations include $348 million recorded as goodwill. The cash portion of the acquisition totaled $955 million, including direct expenses, and was ultimately financed through issuance of long-term debt. A total of 5,057,273 shares of Kerr-McGee common stock were issued in connection with the acquisition. The shares were valued at $70.33 per share, the average price two days before and after the purchase was announced. Debt totaling $506 million was assumed.

The following are the amounts allocated to the acquired assets and liabilities based on their fair value:

(Million of dollars)
--------------------
Accounts receivable                                        $   70
Deposits and prepaids                                          13
Other current assets                                           42
Property, plant and equipment                               1,987
Investments and other assets                                   29
Goodwill                                                      348
Accounts payable                                              (94)
Accrued payables                                              (33)
Other current liabilities                                     (56)
Deferred income taxes                                        (442)
Other deferred credits and reserves                           (48)
                                                           ------
       Total                                               $1,816
                                                           ======

The following unaudited pro forma condensed information has been prepared to give effect to the HS Resources acquisition as if it had occurred at the beginning of the periods presented, including purchase accounting adjustments.

(Millions of dollars, except per-share amounts)                  2001      2000
-----------------------------------------------                 ------    ------

Sales                                                           $3,798    $4,386
Income from continuing operations                                  490       801
Net income                                                         499       826
Earnings per share-
       Basic                                                      4.99      8.39
       Diluted                                                    4.73      7.83


20.  Discontinued Operations, Asset Impairments and Asset Disposals

During the first quarter of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan and its interest in the Bayu-Undan project in the East Timor Sea offshore Australia. During the second quarter of 2002, the company approved a plan to dispose of its exploration and production interest in the Jabung block of Sumatra, Indonesia. These divestiture decisions were made as part of the company's strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in the accompanying Consolidated Statement of Operations for all years presented. In conjunction with the planned disposals, the related assets were evaluated and an impairment loss was recorded for the Kazakhstan operations, calculated as the difference between the estimated sales price for the operation, less costs to sell, and the operations' carrying value. The impairment loss totaled $35 million and is reported as part of discontinued operations. On May 3, 2002, the company completed the sale of its interest in the Bayu-Undan project for $132 million in cash. The sale resulted in a pretax gain of $35 million. On June 13, 2002, the company completed the sale of its interest in the Jabung block in Sumatra for $171 million in cash with an $11 million contingent purchase price pending government approval of the LPG project. The sale resulted in a pretax gain of $72 million (excluding the contingent purchase price). The net proceeds received by the company from these sales were used to reduce outstanding debt. In February 2003, the company announced an agreement with Shell Kazakhstan Development for the sale of its exploration and production operations in Kazakhstan. The transaction is expected to close March 31, 2003.

Revenues applicable to the discontinued operations totaled $36 million, $72 million and $58 million for 2002, 2001 and 2000, respectively. Pretax income for the discontinued operations totaled $104 million (including the gains on sale of $107 million and the impairment loss of $35 million), $52 million and $45 million for the years 2002, 2001 and 2000, respectively.

During late 2001 and 2002, certain U.S., North Sea and Ecuador exploration and production segment assets were identified for disposal as part of the company's plan to divest noncore properties as discussed above. In connection with this recharacterization, the assets were evaluated and determined to be impaired. The impairment losses reflect the difference between the estimated sales prices for the individual properties or group of properties, less the costs to sell, and the carrying amount of the net assets. The amount of the impairment loss associated with the U.S., North Sea and Ecuador assets held for sale totaled $176 million and is reported as Asset Impairment in the Consolidated Statement of Operations.

Pretax impairment losses totaling $652 million were also provided in 2002 for certain assets used in operations that are not considered held for sale, of which $646 million related to the exploration and production operating unit and $6 million related to the chemical - other operating unit. For the exploration and production operating unit, the $646 million impairment charge included $541 million for the Leadon field in the U.K. North Sea, $82 million for certain other North Sea fields and $23 million for several older Gulf of Mexico shelf properties. Negative reserve revisions stemming from additional performance analysis for these properties during 2002 resulted in revised estimates of future cash flows from the properties that were less than the carrying values of the related assets. For the chemical - other operating unit, the $6 million impairment related to the company's decision to exit the forest products business. These impairment losses were determined based on the difference between the carrying value of the assets and their estimated fair values, determined using either discounted future cash flows or quoted market prices, as applicable. In addition, the Chemical-pigment operating unit recorded a $12 million pretax write-down of property, plant and equipment in 2002 related to abandoned chemical engineering projects, which is reflected in Depreciation and depletion in the Consolidated Statement of Operations.

In 2001, the company's exploration and production operating unit suspended production from the Hutton field in the North Sea due to concerns about the amount of corrosion present in the pipeline, which would have ultimately required replacement of the pipeline for production to resume. Due to the small amount of remaining field reserves, the company, as operator, and the other partners entered into a plan to decommission the field, which is expected to be completed during 2003. An impairment loss of $47 million was recorded in 2001 based on the difference between the carrying value of the assets and the present value of the field's discounted future cash flows, net of expected proceeds from the sale of the Hutton tension-leg platform (TLP), a production, drilling and accommodation facility located at the Hutton field. An additional $4 million impairment charge recorded in 2002 for the Hutton field (included in the $82 million North Sea impairments discussed above) resulted from lower than originally projected realization from the sale of the Hutton TLP, which occurred in August 2002. The Hutton field had no remaining carrying value at year-end 2002.

At the end of 2001, the company's chemical - pigment operating unit ceased production at its titanium dioxide pigment plant in Antwerp, Belgium, as part of its strategy to improve efficiencies and enhance margins by rationalizing assets within the chemical unit. A $14 million impairment loss was recognized in 2001. The asset had no remaining carrying value at year-end 2002.

Also during 2001, the company's chemical - other operating unit ceased production at its manganese metal production plant in Hamilton, Mississippi, due to low-priced imports and softening prices that made the product no longer profitable. A $13 million impairment loss was recognized in 2001, reducing the carrying value of the asset to nil. Additionally, the loss of its only major customer led to a $2 million impairment charge for the shutdown of a wood-preserving plant in Indianapolis, Indiana, which had a carrying value of less than $1 million at year-end 2002.

The company recognized a net gain (loss) on disposal of property, excluding discontinued operations, of $1 million in 2002, $12 million in 2001 and ($4) million in 2000, which is reflected in Other Income in the Consolidated Statement of Operations. The company expects to complete the divestiture of its other remaining assets held for sale in the first six months of 2003. The assets and liabilities of discontinued operations and other assets held for sale have been reclassified as Assets/Liabilities Associated with Properties Held for Disposal in the Consolidated Balance Sheet.


21.  Common Stock

Changes in common stock issued and treasury stock held for 2002, 2001 and 2000 are as follows:

(Thousands of shares)                                                              Common Stock        Treasury Stock
---------------------                                                              ------------        --------------

Balance December 31, 1999                                                               93,494                 7,011
  Exercise of stock options and stock appreciation rights                                  423                     -
  Public offering                                                                        7,500                     -
  Issuance of restricted stock                                                               -                   (78)
                                                                                       -------                ------
Balance December 31, 2000                                                              101,417                 6,933
  Exercise of stock options and stock appreciation rights                                  533                     -
  Cancellation of outstanding shares of Kerr-McGee Operating
     Corporation (formerly Kerr-McGee Corporation)                                     (95,118)                    -
  Issuance of stock by Kerr-McGee Corporation
       (new holding company)                                                            95,118                     -
  Shares issued to purchase HS Resources                                                 5,057                     -
  Cancellation of treasury stock                                                        (6,838)               (6,838)
  Issuance of restricted stock                                                              16                  (102)
  Forfeiture of restricted stock                                                             -                     8
  Issuance of shares for achievement awards                                                  1                     -
                                                                                       -------                ------
Balance December 31, 2001                                                              100,186                     1
  Exercise of stock options                                                                112                     -
  Issuance of restricted stock                                                              94                    (5)
  Forfeiture of restricted stock                                                            (2)                   11
  Issuance of shares for achievement awards                                                  1                     -
                                                                                       -------                ------
Balance December 31, 2002                                                              100,391                     7
                                                                                       =======                ======

The company has 40 million shares of preferred stock without par value authorized, and none is issued.

There are 1,107,692 shares of the company's common stock registered in the name of a wholly owned subsidiary of the company. These shares are not included in the number of shares shown in the preceding table or in the Consolidated Balance Sheet. These shares are not entitled to be voted.

Under the 2002 Long-Term Incentive Plan (Plan), the company may grant incentive awards to key employees. A maximum of 1,750,000 shares of common stock are authorized for issuance under the Plan in connection with awards of restricted stock and performance awards. Restricted stock is awarded in the name of the employee and, except for the right of disposal, holders have full shareholders' rights during the period of restriction, including voting rights and the right to receive dividends. Grants generally vest between three and five years. Compensation expense is recognized over the vesting period and was $6 million, $4 million and $1 million in 2002, 2001 and 2000, respectively. The company granted 99,000, 118,000 and 74,000 shares of restricted common stock in 2002, 2001 and 2000, respectively, for which the weighted average fair value at the date of grant was $4 million, $7 million and $5 million, respectively.

The company has had a stockholders-rights plan since 1986. The current rights plan is dated July 26, 2001, and replaced the previous plan prior to its expiration. Rights were distributed as a dividend at the rate of one right for each share of the company's common stock and continue to trade together with each share of common stock. Generally, the rights become exercisable the earlier of 10 days after a public announcement that a person or group has acquired, or a tender offer has been made for, 15% or more of the company's then-outstanding stock. If either of these events occurs, each right would entitle the holder (other than a holder owning more than 15% of the outstanding stock) to buy the number of shares of the company's common stock having a market value two times the exercise price. The exercise price is $215. Generally, the rights may be redeemed at $.01 per right until a person or group has acquired 15% or more of the company's stock. The rights expire in July 2006.

22.  Employee Stock Option Plans

The 2002 Long Term Incentive Plan (2002 Plan) authorizes the issuance of shares of the company's common stock any time prior to May 13, 2012, in the form of stock options, restricted stock or performance awards. The options may be accompanied by stock appreciation rights. A total of 7,000,000 shares of the company's common stock is authorized to be issued under the 2002 Plan.

In January 1998, the Board of Directors approved a broad-based stock option plan
(BSOP) that provides for the granting of options to purchase the company's common stock to full-time, nonbargaining-unit employees, except officers. A total of 1,500,000 shares of common stock is authorized to be issued under the BSOP.

The 1987 Long Term Incentive Program (1987 Program), the 1998 Long Term Incentive Plan (1998 Plan) and the 2000 Long Term Incentive Plan (2000 Plan) authorized the issuance of shares of the company's stock in the form of stock options, restricted stock or long-term performance awards. The 1987 Program was terminated when the stockholders approved the 1998 Plan, the 1998 Plan was terminated with the approval of the 2000 Plan, and the 2000 Plan was terminated with the approval of the 2002 Plan. No options could be granted under the 1987 Program, the 1998 Plan or the 2000 Plan after that time, although options and any accompanying stock appreciation rights outstanding may be exercised prior to their respective expiration dates.

The company's employee stock options are fixed-price options granted at the fair market value of the underlying common stock on the date of the grant. Generally, one-third of each grant vests and becomes exercisable over a three-year period immediately following the grant date and expires 10 years after the grant date.

The following table summarizes the stock option transactions for the 2002 Plan, the 2000 Plan, the BSOP, the 1998 Plan and the 1987 Program.

                                                       2002                     2001                       2000
                                             ------------------------   ----------------------    ------------------------
                                                            Weighted-                Weighted-                   Weighted-
                                                              Average                  Average                     Average
                                                             Exercise                 Exercise                    Exercise
                                                            Price per                Price per                   Price per
                                               Options         Option      Options      Option      Options         Option
                                             ---------      ---------   ----------   ---------    ---------      ---------
Outstanding, beginning of year               3,433,745       $61.18     3,036,605     $59.66      2,823,334       $56.78
  Options granted                            2,544,562        57.08     1,024,530      65.19        719,550        63.53
  Options exercised                           (111,411)       46.78      (532,260)     59.55       (426,561)       46.59
  Options surrendered upon exercise
     of stock appreciation rights                    -            -        (1,900)     42.63         (7,300)       45.57
  Options forfeited                           (141,116)       58.42       (62,539)     62.78        (46,779)       61.79
  Options expired                             (319,356)       67.09       (30,691)     63.74        (25,639)       72.95
                                             ---------                  ---------                 ---------
Outstanding, end of year                     5,406,424        59.27     3,433,745      61.18      3,036,605        59.66
                                             =========                  =========                 =========
Exercisable, end of year                     2,179,960        59.60     1,935,880      59.32      2,007,036        59.70
                                             =========                  =========                 =========

The following table summarizes information about stock options issued under the plans described above that are outstanding and exercisable at December 31, 2002:

                                    Options Outstanding                                           Options Exercisable
     --------------------------------------------------------------------------             --------------------------------
                                                      Weighted-       Weighted-                                     Weighted-
                                                        Average         Average                                       Average
                         Range of Exercise            Remaining        Exercise                                      Exercise
                                Prices per          Contractual       Price per                                     Price per
      Options                       Option         Life (years)          Option               Options                  Option
      -------            -----------------         ------------       ---------             ---------               ---------

         9,457            $30.00 - $39.99               2.5             $34.19                  9,457                $34.19
       297,128             40.00 -  49.99               3.1              42.91                297,128                 42.91
     2,106,585             50.00 -  59.99               7.5              55.03                672,533                 56.91
     2,865,610             60.00 -  69.99               7.7              63.54              1,073,198                 64.48
       127,644             70.00 -  79.99               3.1              73.41                127,644                 73.41
     ---------                                                                              ---------
     5,406,424             30.00 -  79.99               7.2              59.27              2,179,960                 59.60
     =========                                                                              =========



23.  Employee Benefit Plans

The company has both noncontributory and contributory defined-benefit retirement plans and company-sponsored contributory postretirement plans for health care and life insurance. Most employees are covered under the company's retirement plans, and substantially all U.S. employees may become eligible for the postretirement benefits if they reach retirement age while working for the company. Following are the changes in the benefit obligations during the past two years:

                                                                                              Postretirement
                                                             Retirement Plans              Health and Life Plans
                                                          -----------------------          ---------------------
(Millions of dollars)                                      2002             2001            2002            2001
---------------------                                     ------           ------           ----            ----
Benefit obligation, beginning of year                     $1,075           $1,014           $271            $230
    Service cost                                              24               22              3               2
    Interest cost                                             76               73             19              17
    Plan amendments                                            -               21              -               -
    Net actuarial loss                                        30               17             53              43
    Foreign exchange rate changes                             12               (3)             -               -
    Assumption changes                                        30               37              -               -
    Contributions by plan participants                         -                -              6               8
    Benefits paid                                           (100)            (106)           (25)            (29)
                                                          ------           ------           ----            ----
Benefit obligation, end of year                           $1,147           $1,075           $327            $271
                                                          ======           ======           ====            ====

The benefit amount that can be covered by the retirement plans that qualify under the Employee Retirement Income Security Act of 1974 (ERISA) is limited by both ERISA and the Internal Revenue Code. Therefore, the company has unfunded supplemental plans designed to maintain benefits for all employees at the plan formula level and to provide senior executives with benefits equal to a specified percentage of their final average compensation. The benefit obligation for the U.S and certain foreign unfunded retirement plans was $58 million and $44 million at December 31, 2002 and 2001, respectively. Although not considered plan assets, a grantor trust was established from which payments for certain of these U.S. supplemental plans are made. The trust had a balance of $37 million at year-end 2002 and $28 million at year-end 2001. The postretirement plans are also unfunded.

Following are the changes in the fair value of plan assets during the past two years and the reconciliation of the plans' funded status to the amounts recognized in the financial statements at December 31, 2002 and 2001:

                                                                                               Postretirement
                                                             Retirement Plans               Health and Life Plans
                                                          -----------------------           ---------------------
(Millions of dollars)                                      2002            2001             2002            2001
---------------------                                     -------         -------           -----           -----
Fair value of plan assets, beginning of year              $ 1,364         $ 1,558           $   -           $   -
   Actual return on plan assets                               (90)            (93)              -               -
   Employer contribution                                        6               9               -               -
   Foreign exchange rate changes                               10              (4)              -               -
   Benefits paid                                             (100)           (106)              -               -
                                                          -------         -------           -----           -----

Fair value of plan assets, end of year                      1,190           1,364               -               -
Benefit obligation                                         (1,147)         (1,075)           (327)           (271)
                                                          -------         -------           -----           -----
Funded status of plans - over (under)                          43             289            (327)           (271)
    Amounts not recognized in the
        Consolidated Balance Sheet -
           Prior service costs                                 79              89               3               4
           Net actuarial loss (gain)                           83            (215)             96              45
                                                          -------         -------           -----           -----
Prepaid expense (accrued liability)                       $   205         $   163           $(228)          $(222)
                                                          =======         =======           =====           =====

Following is the classification of the amounts recognized in the Consolidated Balance Sheet at December 31, 2002 and 2001:

                                                                                                Postretirement
                                                           Retirement Plans                  Health and Life Plans
                                                          ---------------------              ---------------------
(Millions of dollars)                                     2002             2001              2002            2001
---------------------                                     ----             ----              ----            ----
Prepaid benefits expense                                  $240              $191            $   -           $   -
Accrued benefit liability                                  (62)              (31)            (228)           (222)
Additional minimum liability -
   intangible asset                                          1                 -                -               -
Accumulated other comprehensive income                      26                 3                -               -
                                                          ----              ----            -----           -----
   Total                                                  $205              $163            $(228)          $(222)
                                                          ====              ====            =====           =====


Total costs recognized for employee retirement and postretirement benefit plans for each of the years ended December 31, 2002, 2001 and 2000, were as follows:

                                                                                            Postretirement
                                                   Retirement Plans                      Health and Life Plans
                                            -------------------------------         -------------------------------
(Millions of dollars)                       2002          2001         2000         2002         2001          2000
---------------------                       -----         ----         ----         ----         ----          ----
Net periodic cost -
   Service cost                             $  24        $  22        $  17         $  3         $ 2           $ 2
   Interest cost                               76           73           72           19          17            15
   Expected return on plan assets            (130)        (124)        (111)           -           -             -
   Net amortization -
     Transition asset                           -           (1)          (5)           -           -             -
     Prior service cost                        10            9            8            1           1             1
     Net actuarial gain                       (16)         (23)         (17)           1           -             -
                                            -----        -----        -----         ----         ---           ---
         Total                              $ (36)       $ (44)       $ (36)        $ 24         $20           $18
                                            =====        =====        =====         ====         ===           ===

The following assumptions were used in estimating the actuarial present value of the plans' benefit obligations and net periodic expense:

                                              2002                           2001                           2000
                                  --------------------------     ---------------------------     ------------------------
                                  United                         United                          United
                                  States       International     States        International     States     International
                                  ------       -------------     ------        -------------     ------     -------------

      Discount rate                6.75%        5.5 - 5.75%       7.25%                5.75%      7.75%       5.5 - 6.5%

      Expected return on            9.0        5.75 - 7.0          9.0                 7.0         9.0              7.0
         plan assets
      Rate of compensation          4.5         2.5 - 6.5          5.0           2.5 - 7.5         5.0        3.0 - 5.0
         increases


The health care cost trend rates used to determine the year-end 2002 postretirement benefit obligation were 10% in 2003, gradually declining to 5% in the year 2009 and thereafter. A 1% increase in the assumed health care cost trend rate for each future year would increase the postretirement benefit obligation at December 31, 2002, by $29 million and increase the aggregate of the service and interest cost components of net periodic postretirement expense for 2002 by $2 million. A 1% decrease in the trend rate for each future year would reduce the benefit obligation at year-end 2002 by $25 million and decrease the aggregate of the service and interest cost components of the net periodic postretirement expense for 2002 by $2 million.


24.  Employee Stock Ownership Plan

In 1989, the company's Board of Directors approved a leveraged Employee Stock Ownership Plan (ESOP) into which is paid the company's matching contribution for the employees' contributions to the Kerr-McGee Corporation Savings Investment Plan (SIP). The ESOP was amended in 2001 to provide matching contributions for the employees' contributions made to the Kerr-McGee Pigments (Savannah) Inc., Employees' Savings Plan, a savings plan for the bargaining-unit employees at the company's Savannah, Georgia, pigment plant (Savannah Plan). Most of the company's employees are eligible to participate in both the ESOP and the SIP or Savannah Plan. Although the ESOP, SIP and Savannah Plan are separate plans, matching contributions to the ESOP are contingent upon participants' contributions to the SIP or Savannah Plan. Additionally, HS Resources had a savings plan at the time of acquisition, which had only discretionary cash contributions by the employer. Kerr-McGee paid $1 million into this plan in December 2001. Beginning January 1, 2002, the remaining HS Resources employees became eligible to participate in the Kerr-McGee ESOP and SIP.

In 1989, the ESOP trust borrowed $125 million from a group of lending institutions and used the proceeds to purchase approximately three million shares of the company's treasury stock. The company used the $125 million in proceeds from the sale of the stock to acquire shares of its common stock in open-market and privately negotiated transactions. In 1996, a portion of the third-party borrowings was replaced with a note payable to the company (sponsor financing). The third-party borrowings are guaranteed by the company and are reflected in the Consolidated Balance Sheet as Long-Term Debt (see Note 11), while the sponsor financing does not appear in the company's balance sheet. The remaining balance of the sponsor financing is $3 million at year-end 2002.

The Oryx Capital Accumulation Plan (CAP) was a combined stock bonus and leveraged employee stock ownership plan available to substantially all U.S. employees of the former Oryx operations. In 1989, Oryx privately placed $110 million of notes pursuant to the provisions of the CAP. Oryx loaned the proceeds to the CAP, which used the funds to purchase Oryx common stock that was placed in a trust. This loan was sponsor financing and does not appear in the accompanying balance sheet. The remaining balance of the sponsor financing is $64 million at year-end 2002. During 1999, the company merged the Oryx CAP into the ESOP and SIP.

The company stock owned by the ESOP trust is held in a loan suspense account. Deferred compensation, representing the unallocated ESOP shares, is reflected as a reduction of stockholders' equity. The company's matching contribution and dividends on the shares held by the ESOP trust are used to repay the loan, and stock is released from the loan suspense account as the principal and interest are paid. The expense is recognized and stock is then allocated to participants' accounts at market value as the participants' contributions are made to the SIP. Long-term debt is reduced as payments are made on the third-party financing. Dividends paid on the common stock held in participants' accounts are also used to repay the loans, and stock with a market value equal to the amount of dividends is allocated to participants' accounts.

Shares of stock allocated to the ESOP participants' accounts and in the loan suspense account are as follows:

(Thousands of shares)                                  2002              2001
---------------------                                 -----             -----
Participants' accounts                                1,448             1,339
Loan suspense account                                   630               941

The shares in the loan suspense account included approximately 6,000 shares and 68,000 shares that were released but not allocated to participants accounts at December 31, 2002 and 2001, respectively.

All  ESOP  shares  are   considered   outstanding   for  net  income   per-share
calculations. Dividends on ESOP shares are charged to retained earnings.

Compensation expense related to the plan was $19 million, $12 million and $11 million in 2002, 2001 and 2000, respectively. These amounts include interest expense incurred on the third-party ESOP debt of $1 million in 2002, $2 million in 2001 and $3 million in 2000. The company contributed $27 million, $22 million and $21 million to the ESOP in 2002, 2001, and 2000, respectively. Included in the contributions were $19 million in 2002 and $12 million for both 2001 and 2000 for principal and interest payments on the sponsor financings. The cash contributions are net of $5 million for the dividends paid on the company stock held by the ESOP trust in 2002 and $4 million in each of 2001 and 2000.


25.  Earnings Per Share

Basic earnings per share includes no dilution and is computed by dividing income or loss from continuing operations available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if security interests were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.

                                              2002                              2001                          2000
                                  ------------------------------  -----------------------------   -------------------------------
  (Millions of dollars,            Loss from               Per-   Income from              Per-   Income from                 Per-
  except per-share amounts        Continuing              share    Continuing             share    Continuing                share
  and thousands of shares)        Operations    Shares     Loss    Operations   Shares   Income    Operations     Share     Income
  --------------------            ----------    ------    ------   ----------   ------   ------    ----------     -----     ------

  Basic earnings per share          $(611)      100,330   $(6.09)     $476       97,106  $4.91         $817        93,406    $8.75
   Effect of dilutive securities:
     5-1/4% convertible
        debentures                      -             -                 22        9,824                  19         8,720
     7-1/2% convertible
        debentures                      -             -                  -            -                   9         1,697
     Employee stock options             -             -                  -          181                   -           164
                                    -----       -------   ------      ----      -------  -----         ----       -------    -----
  Diluted earnings per share        $(611)      100,330   $(6.09)     $498      107,111  $4.65         $845       103,987    $8.13
                                    =====       =======   ======      ====      =======  =====         ====       =======    =====

Not included in the calculation of the denominator for diluted earnings per share were 4,688,853, 2,219,858 and 2,113,284 employee stock options outstanding at year-end 2002, 2001 and 2000, respectively. The inclusion of these options would have been antidilutive since they were not "in the money" at the end of the respective years. Since the company incurred a loss from continuing operations for 2002, no dilution of the loss per share would result from an additional 330,003 stock options that were "in the money" at year-end 2002 or the assumed conversion of the convertible debentures, discussed below.

The company has reserved 9,823,778 shares of common stock for issuance to the owners of its 5-1/4% Convertible Subordinated Debentures due 2010. These debentures are convertible into the company's common stock at any time prior to maturity at $61.08 per share of common stock. The company retired the 7-1/2% Convertible Subordinated Debentures in 2001.


26.  Condensed Consolidating Financial Information

In connection with the acquisition of HS Resources in 2001, a holding company structure was implemented. The company formed a new holding company, Kerr-McGee Holdco, which then changed its name to Kerr-McGee Corporation. The former Kerr-McGee Corporation's name was changed to Kerr-McGee Operating Corporation. At the end of 2002, another reorganization took place whereby among other changes, Kerr-McGee Operating Corporation distributed its investment in certain subsidiaries (primarily the oil and gas operating subsidiaries) to a newly formed intermediate holding company, Kerr-McGee Worldwide Corporation. Kerr-McGee Operating Corporation formed a new subsidiary, Kerr-McGee Chemical Worldwide LLC, and merged into it.

On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank in parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Chemical Worldwide LLC (formerly Kerr-McGee Operating Corporation, which was previously the original Kerr-McGee Corporation) and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information. The top holding company, Kerr-McGee Corporation, is shown as the parent in 2002 and 2001, but since it did not exist in 2000, no parent amounts are presented. The guarantor subsidiaries include Kerr-McGee Chemical Worldwide LLC in 2002, its predecessors, Kerr-McGee Operating Corporation in 2001 and the original Kerr-McGee Corporation in 2000, along with Kerr-McGee Rocky Mountain Corporation in 2002 and 2001.

The following tables present condensed  consolidating  financial information for
(a) Kerr-McGee Corporation, the current parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.

Condensed Consolidating Statement of Operations for the Year Ended December 31, 2002
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
Sales                                                         $   -         $351           $3,608           $(259)          $3,700
                                                              -----         ----           ------           -----           ------
Costs and Expenses
   Costs and operating expenses                                   -          105            1,705            (260)           1,550
   Selling, general and administrative expenses                   -            4              309               -              313
   Shipping and handling expenses                                 -            9              116               -              125
   Depreciation and depletion                                     -          121              653               -              774
   Asset impairment                                               -            3              825               -              828
   Exploration, including dry holes and
       amortization of undeveloped leases                         -           12              261               -              273
   Taxes, other than income taxes                                 -           16               88               -              104
   Provision for environmental remediation and
      restoration, net of reimbursements                          -            -               80               -               80
   Interest and debt expense                                    115           36              323            (199)             275
                                                              -----         ----           ------           -----           ------
        Total Costs and Expenses                                115          306            4,360            (459)           4,322
                                                              -----         ----           ------           -----           ------
                                                               (115)          45             (752)            200             (622)
Other Income (Loss)                                            (438)         484             (127)             46              (35)
                                                              -----         ----           ------           -----           ------
Income (Loss) from Continuing Operations
   before Income Taxes                                         (553)         529             (879)            246             (657)
Taxes on Income                                                  68          (26)              44             (40)              46
                                                              -----         ----           ------           -----           ------

Income (Loss) from Continuing Operations                       (485)         503             (835)            206             (611)
Discontinued Operations, net of income taxes                      -            -              126               -              126
                                                              -----         ----           ------           -----           ------
Net Income (Loss)                                             $(485)        $503           $ (709)          $ 206           $ (485)
                                                              =====         ====           ======           =====           ======



Condensed Consolidating Statement of Operations for the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
Sales                                                         $   -        $  122          $3,801          $  (357)         $3,566
                                                              -----        ------          ------          -------          ------
Costs and Expenses
   Costs and operating expenses                                   -            47           1,619             (357)          1,309
   Selling, general and administrative expenses                   -            69             159                -             228
   Shipping and handling expenses                                 -             2             109                -             111
   Depreciation and depletion                                     -            57             656                -             713
   Asset impairment                                               -             -              76                -              76
   Exploration, including dry holes and amortization
      of undeveloped leases                                       -            15             195                -             210
   Taxes, other than income taxes                                 -            13             101                -             114
   Provision for environmental remediation and
      restoration, net of reimbursements                          -            82               -                -              82
   Interest and debt expense                                     36           202             121             (164)            195
                                                              -----        ------          ------          -------          ------
         Total Costs and Expenses                                36           487           3,036             (521)          3,038
                                                              -----        ------          ------          -------          ------
                                                                (36)         (365)            765              164             528
Other Income                                                    809         1,205             150           (1,940)            224
                                                              -----        ------          ------          -------          ------
Income from Continuing Operations
   before Income Taxes                                          773           840             915           (1,776)            752
Taxes on Income                                                (287)         (209)           (362)             582            (276)
                                                              -----        ------          ------          -------          ------
Income from Continuing Operations                               486           631             553           (1,194)            476
Discontinued Operations, net of income taxes                      -             -              30                -              30
Cumulative Effect of Change in Accounting
    Principle, net of income taxes                                -           (21)              1                -             (20)
                                                              -----        ------          ------          -------          ------
Net Income                                                    $ 486        $  610          $  584          $(1,194)         $  486
                                                              =====        ======          ======          =======          ======


Condensed Consolidating Statement of Operations for the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
Sales                                                         $   -        $   (9)         $4,085          $   (13)         $4,063
                                                              -----        ------          ------          -------          ------
Costs and Expenses
   Costs and operating expenses                                   -             4           1,274              (13)          1,265
   Selling, general and administrative expenses                   -            47             150                -             197
   Shipping and handling expenses                                 -             -              98                -              98
   Depreciation and depletion                                     -             8             670                -             678
   Exploration, including dry holes and amortization
      of undeveloped leases                                       -             -             169                -             169
   Taxes, other than income taxes                                 -             4             118                -             122
   Provision for environmental remediation and
      restoration, net of reimbursements                          -            90               -                -              90
   Purchased in-process research and development                  -             -              32                -              32
   Interest and debt expense                                      -           256             203             (251)            208
                                                              -----        ------          ------          -------          ------
         Total Costs and Expenses                                 -           409           2,714             (264)          2,859
                                                              -----        ------          ------          -------          ------
                                                                  -          (418)          1,371              251           1,204
Other Income                                                      -         1,717             291           (1,958)             50
                                                              -----        ------          ------          -------          ------
Income from Continuing Operations
   before Income Taxes                                            -         1,299           1,662           (1,707)          1,254
Taxes on Income                                                   -          (457)           (553)             573            (437)
                                                              -----        ------          ------          -------          ------
Income from Continuing Operations                                 -           842           1,109           (1,134)            817
Discontinued Operations, net of income taxes                      -             -              25                -              25
                                                              -----        ------          ------          -------          ------
Net Income                                                    $   -        $  842          $1,134          $(1,134)         $  842
                                                              =====        ======          ======          =======          ======

Condensed Consolidating Balance Sheet as of December 31, 2002
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
ASSETS
Current Assets
     Cash                                                    $    3        $    -          $   87          $     -          $   90
     Intercompany receivables                                   956            46           1,641           (2,643)              -
     Accounts receivable                                          -            73             535                -             608
     Inventories                                                  -             6             396                -             402
     Deposits, prepaid expenses and other assets                  -            60              75               (2)            133
     Current assets associated with properties
        held for disposal                                         -             -              57                -              57
                                                             ------        ------          ------          -------          ------
           Total Current Assets                                 959           185           2,791           (2,645)          1,290
Property, Plant and Equipment - Net                               -         1,956           5,080                -           7,036
Investments and Other Assets                                     12           118             986              (81)          1,035
Long-Term Assets Associated with Properties
   Held for Disposal                                              -             -             187                5             192
Investments in and Advances to Subsidiaries                   3,673           695              80           (4,448)              -
Goodwill                                                          -           347               9                -             356
                                                             ------        ------          ------          -------          ------
              Total Assets                                   $4,644        $3,301          $9,133          $(7,169)         $9,909
                                                             ======        ======          ======          =======          ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                        $   45        $   78          $  649          $     -          $  772
     Intercompany borrowings                                     68           842           1,732           (2,642)              -
     Long-term debt due within one year                           -             -             106                -             106
     Other current liabilities                                   18           195             491               26             730
     Current liabilities associated with properties
        held for disposal                                         -             -               2                -               2
                                                             ------        ------          ------          -------          ------
           Total Current Liabilities                            131         1,115           2,980           (2,616)          1,610
Long-Term Debt                                                1,847             -           1,951                -           3,798
Deferred Credits and Reserves                                     -           675           1,298              (24)          1,949
Long-Term Liabilities Associated with Properties                  -             -              16                -              16
   Held for Disposal
Investments by and Advances from Parent                           -             -             729             (729)              -
Stockholders' Equity                                          2,666         1,511           2,159           (3,800)          2,536
                                                             ------        ------          ------          -------          ------
          Total Liabilities and Stockholders' Equity         $4,644        $3,301          $9,133          $(7,169)         $9,909
                                                             ======        ======          ======          =======          ======


Condensed Consolidating Balance Sheet as of December 31, 2001
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
ASSETS
Current Assets
     Cash                                                    $    -        $    4         $    87         $      -         $    91
     Intercompany receivables                                     1          (524)          1,866           (1,343)              -
     Accounts receivable                                          -            41             380                -             421
     Inventories                                                  -             4             425                -             429
     Deposits, prepaid expenses and other assets                  -            49              79              223             351
     Current assets associated with properties
        held for disposal                                         -             -              75                -              75
                                                             ------        ------         -------         --------         -------
           Total Current Assets                                   1          (426)          2,912           (1,120)          1,367
Property, Plant and Equipment - Net                               -         2,067           5,311                -           7,378
Investments and Other Assets                                     12           641             191              (60)            784
Long-Term Assets Associated with Properties
   Held for Disposal                                              -             6           1,185                -           1,191
Investments in and Advances to Subsidiaries                   4,992         5,007           1,709          (11,708)              -
Goodwill                                                          -           347               9                -             356
                                                             ------        ------         -------         --------         -------
              Total Assets                                   $5,005        $7,642         $11,317         $(12,888)        $11,076
                                                             ======        ======         =======         ========         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                        $   45        $   95         $   480         $      -         $   620
     Short-term borrowings                                        -             -               8                -               8
     Intercompany borrowings                                      -         1,316           1,027           (2,343)              -
     Long-term debt due within one year                           -            23               3                -              26
     Other current liabilities                                   34          (334)            392              383             475
     Current liabilities associated with properties
        held for disposal                                         -             -              45                -              45
                                                             ------        ------         -------         --------         -------
           Total Current Liabilities                             79         1,100           1,955           (1,960)          1,174
Long-Term Debt                                                1,497         2,016           1,027                -           4,540
Deferred Credits and Reserves                                     -         1,013           1,045              (50)          2,008
Long-Term Liabilities Associated with Properties
   Held for Disposal                                              -             -             180                -             180
Investments by and Advances from Parent                           -             -             955             (955)              -
Stockholders' Equity                                          3,429         3,513           6,155           (9,923)          3,174
                                                             ------        ------         -------         --------         -------
          Total Liabilities and Stockholders' Equity         $5,005        $7,642         $11,317         $(12,888)        $11,076
                                                             ======        ======         =======         ========         =======


Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2002
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
Cash Flow from Operating Activities
Net income (loss)                                            $(485)        $ 503           $  (709)         $ 206          $  (485)
Adjustments to reconcile to net cash provided by (used in)
  operating activities -
     Depreciation, depletion and amortization                    -           124               720              -              844
     Deferred income taxes                                       -             9              (121)             -             (112)
     Dry hole costs                                              -             -               113              -              113
     Asset impairment                                            -             3               859              -              862
     Equity in loss (earnings) of subsidiaries                 465           (25)                -           (440)               -
     Provision for environmental remediation and
        restoration, net of reimbursements                       -             -                89              -               89
     Gain on asset retirements and sales                         -             -              (110)             -             (110)
     Noncash items affecting net income                          -           (13)              139              -              126
     Changes in current assets and liabilities and other       (16)          328              (191)             -              121
                                                             -----         -----           -------          -----          -------
           Net cash provided by (used in) operating
             activities                                        (36)          929               789           (234)           1,448
                                                             -----         -----           -------          -----          -------
Cash Flow from Investing Activities
 Capital expenditures                                            -          (179)             (980)             -           (1,159)
 Dry hole costs                                                  -             -              (113)             -             (113)
 Acquisitions                                                    -             -               (24)             -              (24)
 Other investing activities                                      -          (639)            1,342              -              703
                                                             -----         -----           -------          -----          -------
           Net cash provided by (used in) investing
             activities                                          -          (818)              225              -             (593)
                                                             -----         -----           -------          -----          -------
Cash Flow from Financing Activities
 Issuance of long-term debt                                    350             -                68              -              418
 Repayment of long-term debt                                     -             -            (1,093)             -           (1,093)
 Decrease in short-term borrowings                               -             -                (8)             -               (8)
 Increase (decrease) in intercompany notes payable            (135)         (112)              248             (1)               -
 Issuance of common stock                                        5             -                 -              -                5
 Dividends paid                                               (181)            -              (235)           235             (181)
                                                             -----         -----           -------          -----          -------
           Net cash provided by (used in) financing
             activities                                         39          (112)           (1,020)           234             (859)
                                                             -----         -----           -------          -----          -------
Effects of Exchange Rate Changes on Cash and Cash
  Equivalents                                                    -             -                 3              -                3
                                                             -----         -----           -------          -----          -------
Net Increase (Decrease) in Cash and Cash Equivalents             3            (1)               (3)             -               (1)
Cash and Cash Equivalents at Beginning of Year                   -             1                90              -               91
                                                             -----         -----           -------          -----          -------
Cash and Cash Equivalents at End of Year                     $   3         $   -           $    87          $   -          $    90
                                                             =====         =====           =======          =====          =======


Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2001
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
Cash Flow from Operating Activities
Net income                                                   $  486       $   610          $   584         $(1,194)        $   486
Adjustments to reconcile to net cash provided by (used in)
   operating activities -
     Depreciation, depletion and amortization                     -            60              719               -             779
     Deferred income taxes                                        -           166               39               -             205
     Dry hole costs                                               -             -               72               -              72
     Asset impairment                                             -             -               76               -              76
     Equity in loss (earnings) of subsidiaries                 (520)         (586)               -           1,106              -
     Provision for environmental remediation and
       restoration, net of reimbursements                         -            82                -               -              82
     Gain on asset retirements and sales                          -            (3)              (9)              -             (12)
     Noncash items affecting net income                           -          (201)              54               -            (147)
     Changes in current assets and liabilities and other,
       net of effects of operations acquired                   (463)          656             (688)             97            (398)
                                                             ------       -------          -------         -------         -------
          Net cash provided by (used in) operating
            activities                                         (497)          784              847               9           1,143
                                                             ------       -------          -------         -------         -------
Cash Flow from Investing Activities
  Capital expenditures                                            -           (95)          (1,697)              -          (1,792)
  Dry hole costs                                                  -             -              (72)              -             (72)
  Acquisitions                                                 (955)            -              (23)              -            (978)
  Other investing activities                                      -             6              (61)              -             (55)
                                                             ------       -------          -------         -------         -------
          Net cash used in investing activities                (955)          (89)          (1,853)              -          (2,897)
                                                             ------       -------          -------         -------         -------
Cash Flow from Financing Activities
  Issuance of long-term debt                                  1,497           (10)           1,026               -           2,513
  Repayment of long-term debt                                     -          (586)             (75)              -            (661)
  Increase (decrease) in short-term borrowings                    -           (11)               2               -              (9)
  Increase (decrease) in intercompany notes payable               -         1,009                -          (1,009)              -
  Issuance of common stock                                        -            32                -               -              32
  Dividends paid                                                (45)       (1,128)               -           1,000            (173)
                                                             ------       -------          -------         -------         -------
          Net cash provided by (used in) financing
            activities                                        1,452          (694)             953              (9)          1,702
                                                             ------       -------          -------         -------         -------
Effects of Exchange Rate Changes on Cash and Cash
  Equivalents                                                     -             -               (1)              -              (1)
                                                             ------       -------          -------         -------         -------
Net Increase (Decrease) in Cash and Cash Equivalents              -             1              (54)              -             (53)
Cash and Cash Equivalents at Beginning of Year                    -             3              141               -             144
                                                             ------       -------          -------         -------         -------
Cash and Cash Equivalents at End of Year                     $    -       $     4          $    87         $     -         $    91
                                                             ======       =======          =======         =======         =======


Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2000
--------------------------------------------------------------------------------

                                                          Kerr-McGee     Guarantor      Non-Guarantor
(Millions of dollars)                                     Corporation   Subsidiaries    Subsidiaries    Eliminations    Consolidated
---------------------                                     -----------   ------------    ------------    ------------    ------------
Cash Flow from Operating Activities
Net income                                                    $  -        $   842          $ 1,134         $(1,134)        $   842
Adjustments to reconcile to net cash provided by
  operating activities -
     Depreciation, depletion and amortization                    -              8              724               -             732
     Deferred income taxes                                       -             59              (41)              -              18
     Dry hole costs                                              -              -               54               -              54
     Equity in loss (earnings) of subsidiaries                   -         (1,134)               -           1,134               -
     Provision for environmental remediation and
       restoration, net of reimbursements                        -             90                -               -              90
     Gain on asset retirements and sales                         -              -               (6)              -              (6)
     Purchased in-process research and development               -              -               32               -              32
     Noncash items affecting net income                          -             (8)              53               -              45
     Changes in current assets and liabilities and other,
       net of effects of operations acquired                     -            168             (135)              -              33
                                                              ----        -------          -------         -------         -------
          Net cash provided by operating activities              -             25            1,815               -           1,840
                                                              ----        -------          -------         -------         -------
Cash Flow from Investing Activities
  Capital expenditures                                           -             (6)            (836)              -            (842)
  Dry hole costs                                                 -              -              (54)              -             (54)
  Acquisitions                                                   -              -           (1,018)              -          (1,018)
  Other investing activities                                     -              1               20               -              21
                                                              ----        -------          -------         -------         -------
          Net cash used in investing activities                  -             (5)          (1,888)              -          (1,893)
                                                              ----        -------          -------         -------         -------
Cash Flow from Financing Activities
  Issuance of long-term debt                                     -            600               77               -             677
  Repayment of long-term debt                                    -           (198)            (768)              -            (966)
  Decrease in short-term borrowings                              -             -                (3)              -              (3)
  Increase (decrease) in intercompany notes payable              -           (639)             639               -               -
  Issuance of common stock                                       -            383                -               -             383
  Dividends paid                                                 -           (166)               -               -            (166)
                                                              ----        -------          -------         -------         -------
          Net cash used in financing activities                  -            (20)             (55)              -             (75)
                                                              ----        -------          -------         -------         -------
Effects of Exchange Rate Changes on Cash and Cash
  Equivalents                                                    -              -                5               -               5
                                                              ----        -------          -------         -------         -------
Net Decrease in Cash and Cash Equivalents                        -              -             (123)              -            (123)
Cash and Cash Equivalents at Beginning of Year                   -              3              264               -             267
                                                              ----        -------          -------         -------         -------
Cash and Cash Equivalents at End of Year                      $  -        $     3          $   141         $     -         $   144
                                                              ====        =======          =======         =======         =======


27.  Reporting by Business Segments and Geographic Locations

The company has three reportable segments: oil and gas exploration and production, production and marketing of titanium dioxide pigment, and production and marketing of other chemicals. The exploration and production unit explores for and produces oil and gas in the United States, the United Kingdom sector of the North Sea and China. Exploration efforts also extend to Australia, Benin, Brazil, Gabon, Morocco, Canada, Yemen and the Danish sector of the North Sea. The chemical unit primarily produces and markets titanium dioxide pigment and has production facilities in the United States, Australia, Germany and the Netherlands. Other chemicals include the company's electrolytic manufacturing and marketing operations and forest products treatment business. All of these operations are in the United States.

Crude oil sales to individually significant customers totaled $408 million to Texon L.P. and $450 million to BP Oil International in 2002; $408 million to Texon L.P. and $401 million to BP Oil International in 2001; and $548 million to Texon L.P. and $859 million to BP Oil International in 2000. In addition, natural gas sales to Cinergy Marketing & Trading LP totaled $496 million, $682 million and $522 million in 2002, 2001 and 2000, respectively. Sales to subsidiary companies are eliminated as described in Note 1.


(Millions of dollars)                              2002       2001       2000
---------------------                             ------     ------     ------

Sales -
  Exploration and production                      $2,504     $2,439     $2,802
                                                  ------     ------     ------
  Chemicals -
    Pigment                                          995        931      1,034
    Other                                            201        196        227
                                                  ------     ------     ------
      Total Chemicals                              1,196      1,127      1,261
                                                  ------     ------     ------
              Total                               $3,700     $3,566     $4,063
                                                  ======     ======     ======

Operating profit (loss) -
  Exploration and production                      $ (140)    $  922     $1,431
                                                  ------     ------     ------
  Chemicals -
    Pigment                                           24        (22)       130
    Other                                            (23)       (17)        17
                                                  ------     ------     ------
      Total Chemicals                                  1        (39)       147
                                                  ------     ------     ------
              Total                                 (139)       883      1,578
                                                  ------     ------     ------

Net interest expense                                (270)      (185)      (187)
Net nonoperating income (expense)                   (248)        54       (137)
Taxes on income                                       46       (276)      (437)
Discontinued operations, net of taxes                126         30         25
Cumulative effect of change in accounting
  principle net of taxes                               -        (20)         -
                                                  ------     ------     ------
Net income (loss)                                 $ (485)    $  486     $  842
                                                  ======     ======     ======

Depreciation, depletion and amortization -
  Exploration and production                      $  718     $  641     $  626
                                                  ------     ------     ------
  Chemicals -
    Pigment                                           97        103         71
    Other                                             20         17         21
                                                  ------     ------     ------
      Total Chemicals                                117        120         92
                                                  ------     ------     ------
  Other                                                6          8          8
  Discontinued operations                              3         10          6
                                                  ------     ------     ------
              Total                               $  844     $  779     $  732
                                                  ======     ======     ======

Capital expenditures -
  Exploration and production                      $  988     $1,557     $  682
                                                  ------     ------     ------
  Chemicals -
    Pigment                                           78        139        101
    Other                                              8         14         17
                                                  ------     ------     ------
      Total Chemicals                                 86        153        118
                                                  ------     ------     ------
  Other                                               58         15          6
  Discontinued operations                             27         67         36
                                                  ------     ------     ------
              Total                                1,159      1,792        842
                                                  ------     ------     ------

Exploration expenses -
  Exploration and production -
    Dry hole costs                                   113         72         54
    Amortization of undeveloped leases                67         56         48
    Other                                             93         82         67
                                                  ------     ------     ------
      Total                                          273        210        169
                                                  ------     ------     ------
        Total capital expenditures
          and exploration expenses                $1,432     $2,002     $1,011
                                                  ======     ======     ======

Identifiable assets -
  Exploration and production                      $7,030     $8,076     $4,849
                                                  ------     ------     ------
  Chemicals -
    Pigment                                        1,413      1,391      1,415
    Other                                            247        245        228
                                                  ------     ------     ------
      Total Chemicals                              1,660      1,636      1,643
                                                  ------     ------     ------
              Total                                8,690      9,712      6,492

  Corporate and other assets                       1,038      1,010        915
  Discontinued operations                            181        354        259
                                                  ------     ------     ------
              Total                               $9,909    $11,076     $7,666
                                                  ======    =======     ======

Sales -
  U.S. operations                                 $2,190     $2,125     $2,197
                                                  ------     ------     ------
  International operations -
    North Sea - exploration and production           990        946      1,277
    Other - exploration and production                58         70         86
    Europe - pigment                                 294        258        300
    Australia - pigment                              168        167        203
                                                  ------     ------     ------
                                                   1,510      1,441      1,866
                                                  ------     ------     ------
            Total                                 $3,700     $3,566     $4,063
                                                  ======     ======     ======

Operating profit (loss) -
  U.S. operations                                 $  322     $  647     $  863
                                                  ------     ------     ------
  International operations -
    North Sea - exploration and production          (412)       318        651
    Other - exploration and production               (52)       (60)        (7)
    Europe - pigment                                 (21)       (53)        33
    Australia - pigment                               24         31         38
                                                  ------     ------     ------
                                                    (461)       236        715
                                                  ------     ------     ------
            Total                                 $ (139)    $  883     $1,578
                                                  ======     ======     ======

Net property, plant and equipment -
  U.S. operations                                 $4,631     $4,483     $2,368
                                                  ------     ------     ------
  International operations -
    North Sea - exploration and production         1,912      2,427      2,350
    Other - exploration and production               128        120        157
    Europe - pigment                                 255        226        238
    Australia - pigment                              110        122        127
                                                  ------     ------     ------
                                                   2,405      2,895      2,872
                                                  ------     ------     ------
            Total                                 $7,036     $7,378     $5,240
                                                  ======     ======     ======


28.  Costs Incurred in Crude Oil and Natural Gas Activities

Total expenditures, both capitalized and expensed, for crude oil and natural gas property acquisition, exploration and development activities for the three years ended December 31, 2002, are reflected in the following table:

                                                    Property
                                                   Acquisition                Exploration                 Development
(Millions of dollars)                                Costs(1)                   Costs(2)                    Costs(3)
---------------------                              -----------                -----------                 -----------

2002 -
     United States                                      $   89                      $206                     $  426
     North Sea                                              55                        14                        296
     Other international                                     2                        58                         16
                                                        ------                      ----                     ------
         Total continuing operations                       146                       278                        738
     Discontinued operations                                 2                         1                          5
                                                        ------                      ----                     ------
         Total                                          $  148                      $279                     $  743
                                                        ======                      ====                     ======

2001 -
     United States                                      $1,420                      $225                     $  457
     North Sea                                               -                        71                        695
     Other international                                     3                        99                         21
                                                        ------                      ----                     ------
         Total continuing operations                     1,423                       395                      1,173
     Discontinued operations                                 -                         4                         64
                                                        ------                      ----                     ------
         Total                                          $1,423                      $399                     $1,237
                                                        ======                      ====                     ======

2000 -
     United States                                      $   41                      $112                     $  230
     North Sea                                             566                        53                        290
     Other international                                    39                        55                         13
                                                        ------                      ----                     ------
         Total continuing operations                       646                       220                        533
     Discontinued operations                                 -                         2                         35
                                                        ------                      ----                     ------
         Total                                          $  646                      $222                     $  568
                                                        ======                      ====                     ======


(1) Includes $69 million, $1.128 billion and $561 million applicable to purchases of reserves in place in 2002, 2001 and 2000, respectively.

(2) Exploration costs include delay rentals, exploratory dry holes, dry hole and bottom hole contributions, geological and geophysical costs, costs of carrying and retaining properties, and capital expenditures, such as costs of drilling and equipping successful exploratory wells.

(3) Development costs include costs incurred to obtain access to proved reserves (surveying, clearing ground, building roads), to drill and equip development wells, and to acquire, construct and install production facilities and improved recovery systems. Development costs also include costs of developmental dry holes.




29.  Results of Operations from Crude Oil and Natural Gas Activities

The results of operations from crude oil and natural gas activities for the three years ended December 31, 2002, consist of the following:

                                                                                                                        Results of
                                            Production      Other                 Depreciation              Income Tax  Operations,
                                   Gross     (Lifting)    Related  Exploration   and Depletion       Asset    Expenses   Producing
(Millions of dollars)           Revenues         Costs      Costs     Expenses        Expenses  Impairment  (Benefits)  Activities
---------------------           --------    ----------    -------  -----------   -------------  ----------  ----------  ----------
2002 -
   United States                 $1,367          $268       $106       $159           $374         $111        $116        $ 233
   North Sea                        920           273         60         48            264          706          33         (464)
   Other international               59            17         19         66              3            5         (15)         (36)
                                 ------          ----       ----       ----           ----         ----        ----        -----
      Total crude oil and
       natural gas activities     2,346           558        185        273            641          822         134         (267)
   Other (1)                        158           143         12          -             10            -          (4)          (3)
                                 ------          ----       ----       ----           ----         ----        ----        -----
     Total from continuing
         operations               2,504           701        197        273            651          822         130         (270)
   Discontinued operations           36             5         13          1              3           35           -          (21)
                                 ------          ----       ----       ----           ----         ----        ----        -----
          Total                  $2,540          $706       $210       $274           $654         $857        $130        $(291)
                                 ======          ====       ====       ====           ====         ====        ====        =====

2001 -
   United States                 $1,402          $231        $69       $100           $317         $  -        $248        $ 437
   North Sea                        922           227         61         29            253           47         120          185
   Other international               69            18         19         80             11            -         (19)         (40)
                                 ------          ----       ----       ----           ----         ----        ----        -----
      Total crude oil and
       natural gas activities     2,393           476        149        209            581           47         349          582
   Other (1)                         46            45          5          1              4            -          (7)          (2)
                                 ------          ----       ----       ----           ----         ----        ----        -----
      Total from continuing       2,439           521        154        210            585           47         342          580
          operations
    Discontinued operations          72             7         17          1             10            -          17           20
                                 ------          ----       ----       ----           ----         ----        ----        -----
          Total                  $2,511          $528       $171       $211           $595         $ 47        $359        $ 600
                                 ======          ====       ====       ====           ====         ====        ====        =====
2000 -
   United States                 $1,436          $198       $ 67       $ 95           $286         $  -        $277        $ 513
   North Sea                      1,264           262         55         26            283            -         219          419
   Other international               85            19         17         48              8            -           5          (12)
                                 ------          ----       ----       ----           ----         ----        ----        -----
      Total crude oil and
       natural gas activities     2,785           479        139        169            577            -         501          920
   Other (1)                         17             6          -          -              1            -           4            6
                                 ------          ----       ----       ----           ----         ----        ----        -----
     Total from continuing        2,802           485        139        169            578            -         505          926
         operations
    Discontinued operations          58             5         10          1              6            -          16           20
                                 ------          ----       ----       ----           ----         ----        ----        -----
          Total                  $2,860          $490       $149       $170           $584         $  -        $521        $ 946
                                 ======          ====       ====       ====           ====         ====        ====        =====


(1) Includes gas marketing, gas processing plants, pipelines and other items that do not fit the definition of crude oil and natural gas activities but have been included above to reconcile to the segment presentations.


The table below presents the company's average per-unit sales price of crude oil and natural gas and production costs per barrel of oil equivalent from continuing operations for each of the past three years. Natural gas production has been converted to a barrel of oil equivalent based on approximate relative heating value (6 Mcf equals 1 barrel).

                                                    2002         2001      2000
                                                   ------       ------    ------

Average price of crude oil sold (per barrel) -
    United States                                  $21.56       $22.05    $27.50
    North Sea                                       22.41        23.23     27.92
    Other international                             22.36        20.28     26.05
       Average(1)                                   22.04        22.60     27.69

Average price of natural gas sold (per Mcf)
    United States                                    3.04         3.99      4.11
    North Sea                                        2.35         2.46      2.32
       Average(1)                                    2.95         3.83      3.87

Production costs -
(per barrel of oil equivalent)
    United States                                    3.84         3.79      3.59
    North Sea                                        6.28         5.53      5.55
    Other international                              6.42         5.60      5.89
       Average                                       4.81         4.53      4.54


(1) Includes the results of the company's 2002 hedging program that reduced the average price of crude oil and natural gas sold by $1.13 per barrel and $.01 per Mcf, respectively.



30.  Capitalized Costs of Crude Oil and Natural Gas Activities

Capitalized costs of crude oil and natural gas activities and the related reserves for depreciation, depletion and amortization at the end of 2002 and 2001 are set forth in the table below.

(Millions of dollars)                                      2002            2001
---------------------                                    -------         -------

Capitalized costs -
    Proved properties                                    $10,442         $10,288
    Unproved properties                                      782             753
    Other                                                    361             351
                                                         -------         -------
        Total                                             11,585          11,392
    Assets held for disposal                                 782           2,761
    Discontinued operations                                   63             230
                                                         -------         -------
           Total                                          12,430          14,383
                                                         -------         -------

Reserves for depreciation, depletion and amortization -
    Proved properties                                      5,384           4,887
    Unproved properties                                      155             131
    Other                                                     93              62
                                                         -------         -------
        Total                                              5,632           5,080
    Assets held for disposal                                 746           2,015
    Discontinued operations                                   17              32
                                                         -------         -------
           Total                                           6,395           7,127
                                                         -------         -------

         Net capitalized costs                           $ 6,035         $ 7,256
                                                         =======         =======


31. Crude Oil, Condensate, Natural Gas Liquids and Natural Gas Net Reserves (Unaudited)

The estimates of proved reserves have been prepared by the company's geologists and engineers in accordance with the Securities and Exchange Commission definitions. Such estimates include reserves on certain properties that are partially undeveloped and reserves that may be obtained in the future by improved recovery operations now in operation or for which successful testing has been demonstrated. The company has no proved reserves attributable to long-term supply agreements with governments or consolidated subsidiaries in which there are significant minority interests. Natural gas liquids and natural gas volumes are determined using a gas pressure base of 14.73 psia.

The following table summarizes the changes in the estimated quantities of the company's crude oil, condensate, natural gas liquids and natural gas proved reserves for the three years ended December 31, 2002.

                                                                 Continuing Operations
                                                    -----------------------------------------------------
                                                                                                  Total
Crude Oil, Condensate and Natural Gas Liquids       United      North           Other          Continuing    Discontinued
(Millions of barrels)                               States       Sea         International     Operations    Operations      Total
---------------------------------------------       ------      -----        -------------     ----------    ----------      -----
Proved developed and undeveloped reserves -
  Balance December 31, 1999                           234         232               47              513           65           578
    Revisions of previous estimates                    (9)          7                -               (2)           -            (2)
    Purchases of reserves in place                      1          68                -               69            -            69
    Sales of reserves in place                         (1)          -                -               (1)           -            (1)
    Extensions, discoveries and other
       additions                                       30          91                9              130            2           132
    Production                                        (27)        (43)              (4)             (74)          (2)          (76)
                                                    -----        ----              ---            -----         ----         -----
  Balance December 31, 2000                           228         355               52              635           65           700
    Revisions of previous estimates                    27          (4)               1               24            -            24
    Purchases of reserves in place                     45           -                -               45            -            45
    Sales of reserves in place                         (4)          -                -               (4)           -            (4)
    Extensions, discoveries and other
       additions                                       49          74               25              148            -           148
    Production                                        (28)        (37)              (4)             (69)          (3)          (72)
                                                    -----        ----              ---            -----         ----         -----
  Balance December 31, 2001                           317         388               74              779           62           841
    Revisions of previous estimates                     8        (101)               1              (92)           -           (92)
    Purchases of reserves in place                      1          13                -               14            -            14
    Sales of reserves in place                        (62)        (61)             (37)            (160)         (51)         (211)
    Extensions, discoveries and other
       additions                                        6           1                -                7            -             7
    Production                                        (29)        (38)              (3)             (70)          (2)          (72)
                                                    -----        ----              ---            -----         ----         -----
  Balance December 31, 2002                           241         202               35              478            9           487
                                                    =====        ====              ===            =====         ====         =====

Natural Gas (Billions of cubic feet)
------------------------------------
Proved developed and undeveloped reserves -
  Balance December 31, 1999                         1,274         266                -            1,540          515         2,055
    Revisions of previous estimates                    11          40                -               51            -            51
    Purchases of reserves in place                     19         173                -              192            -           192
    Sales of reserves in place                        (37)          -                -              (37)           -           (37)
    Extensions, discoveries and other
       additions                                      227          13                -              240           20           260
    Production                                       (169)        (25)               -             (194)           -          (194)
                                                    -----        ----              ---            -----         ----         -----
  Balance December 31, 2000                         1,325         467                -            1,792          535         2,327
    Revisions of previous estimates                    35           2                -               37            -            37
    Purchases of reserves in place                  1,050           5                -            1,055            -         1,055
    Sales of reserves in place                         (7)          -                -               (7)           -            (7)
    Extensions, discoveries and other
       additions                                      737          76                -              813            -           813
    Production                                       (195)        (23)               -             (218)           -          (218)
                                                    -----        ----              ---            -----         ----         -----
  Balance December 31, 2001                         2,945         527                -            3,472          535         4,007
    Revisions of previous estimates                   (70)         (7)               -              (77)           -           (77)
    Purchases of reserves in place                     17          16                -               33            -            33
    Sales of reserves in place                        (76)         (9)               -              (85)        (535)         (620)
    Extensions, discoveries and other
       additions                                      204           6                -              210            -           210
    Production                                       (241)        (37)               -             (278)           -          (278)
                                                    -----        ----              ---            -----         ----         -----
  Balance December 31, 2002                         2,779         496                -            3,275            -         3,275
                                                    =====        ====              ===            =====         ====         =====

                                                                    Continuing Operations
                                                    -----------------------------------------------------
                                                                                                  Total
Crude Oil, Condensate and Natural Gas Liquids       United      North          Other           Continuing    Discontinued
(Millions of barrels)                               States       Sea         International     Operations    Operations      Total
---------------------------------------------       ------      -----        -------------     ----------    ------------    -----
Proved developed reserves -

     December 31, 2000                                153         185               15              353           12           365
     December 31, 2001                                206         248               13              467           11           478
     December 31, 2002                                147         130                2              279            5           284

Natural Gas (Billions of cubic feet)
------------------------------------
Proved developed reserves -

     December 31, 2000                                848         150                -              998            -           998
     December 31, 2001                              1,741         208                -            1,949           13         1,962
     December 31, 2002                              1,658         168                -            1,826            -         1,826

The following presents the company's barrel of oil equivalent proved developed and undeveloped reserves based on approximate heating value (6 Mcf equals 1 barrel).

                                                                    Continuing Operations
                                                    -----------------------------------------------------
                                                                                                  Total
Barrels of Oil Equivalent (Millions of              United      North           Other          Continuing    Discontinued
barrels)                                            States       Sea         International     Operations    Operations      Total
---------------------------------------             ------      -----        -------------     ----------    ------------    -----
Proved developed and undeveloped reserves -
   Balance December 31, 1999                          447         276               47              770          151           921
     Revisions of previous estimates                   (7)         14                -                7            -             7
     Purchases of reserves in place                     4          97                -              101            -           101
     Sales of reserves in place                        (8)          -                -               (8)           -            (8)
     Extensions, discoveries and other
       additions                                       68          93                9              170            5           175
     Production                                       (55)        (47)              (4)            (106)          (2)         (108)
                                                      ---         ---              ---            -----         ----         -----
   Balance December 31, 2000                          449         433               52              934          154         1,088
     Revisions of previous estimates                   33          (4)               1               30            -            30
     Purchases of reserves in place                   219           1                -              220            -           220
     Sales of reserves in place                        (5)          -                -               (5)           -            (5)
     Extensions, discoveries and other
       additions                                      172          87               25              284            -           284
     Production                                       (60)        (41)              (4)            (105)          (3)         (108)
                                                      ---         ---              ---            -----         ----         -----
   Balance December 31, 2001                          808         476               74            1,358          151         1,509
     Revisions of previous estimates                   (4)       (102)               1             (105)           -          (105)
     Purchases of reserves in place                     3          16                -               19            -            19
     Sales of reserves in place                       (74)        (63)             (37)            (174)        (140)         (314)
     Extensions, discoveries and other
       additions                                       40           2                -               42            -            42
     Production                                       (69)        (44)              (3)            (116)          (2)         (118)
                                                      ---         ---              ---            -----         ----         -----
   Balance December 31, 2002                          704         285               35            1,024            9         1,033
                                                      ===         ===              ===            =====         ====         =====

                                                                   Continuing Operations
                                                    -----------------------------------------------------
                                                                                                  Total
                                                    United      North           Other          Continuing    Discontinued
(Millions of equivalent barrels)                    States       Sea         International     Operations    Operations      Total
--------------------------------                    ------      -----        -------------     ----------    ------------    -----
Proved developed reserves -

  December 31, 2000                                   294         210               15              519           12           531
  December 31, 2001                                   496         283               13              792           13           805
  December 31, 2002                                   423         158                2              583            5           588

Proved undeveloped reserves -

  December 31, 2000                                   155         223               37              415          142           557
  December 31, 2001                                   312         193               61              566          138           704
  December 31, 2002                                   281         127               33              441            4           445


32. Standardized Measure of and Reconciliation of Changes in Discounted Future Net Cash Flows (Unaudited)

The standardized measure of future net cash flows presented in the following table was computed using year-end prices and costs and a 10% discount factor. The future income tax expense was computed by applying the appropriate year-end statutory rates, with consideration of future tax rates already legislated, to the future pretax net cash flows less the tax basis of the properties involved. However, the company cautions that actual future net cash flows may vary considerably from these estimates. Although the company's estimates of total reserves, development costs and production rates were based on the best information available, the development and production of the oil and gas reserves may not occur in the periods assumed. Actual prices realized, costs incurred and production quantities may vary significantly from those used. Therefore, such estimated future net cash flow computations should not be considered to represent the company's estimate of the expected revenues or the current value of existing proved reserves.

                                                                                                            Standardized
                                                                                                             Measure of
                                                                                   Future                    Discounted
                                Future        Future        Future      Future       Net           10%         Future
                                 Cash       Production    Development   Income      Cash         Annual       Net Cash
(Millions of dollars)          Inflows         Costs         Costs       Taxes      Flows       Discount        Flows
---------------------          -------      ----------    -----------   ------     -------      --------    -----------
2002
   United States               $17,195       $4,909          $1,642     $3,372     $ 7,272       $2,951        $4,321
   North Sea                     7,332        1,484             602      1,887       3,359          923         2,436
   Other international           1,052          280             154        162         456          214           242
                               -------       ------          ------     ------     -------       ------        ------
       Total continuing
        operations              25,579        6,673           2,398      5,421      11,087        4,088         6,999
   Discontinued
     operations                    224           84              11         34          95           32            63
                               -------       ------          ------     ------     -------       ------        ------
        Total                  $25,803       $6,757          $2,409     $5,455     $11,182       $4,120        $7,062
                               =======       ======          ======     ======     =======       ======        ======

2001
   United States               $12,126       $3,952          $1,851     $2,007     $ 4,316       $1,937        $2,379
   North Sea                     8,348        2,950             855      1,155       3,388        1,216         2,172
   Other international           1,076          491             247         98         240          129           111
                               -------       ------          ------     ------     -------       ------        ------
       Total continuing
        operations              21,550        7,393           2,953      3,260       7,944        3,282         4,662
   Discontinued
     operations                  2,440          748             326        497         869          543           326
                               -------       ------          ------     ------     -------       ------        ------
         Total                 $23,990       $8,141          $3,279     $3,757     $ 8,813       $3,825        $4,988
                               =======       ======          ======     ======     =======       ======        ======

2000
   United States               $14,825       $2,937          $1,008     $3,698     $ 7,182       $2,940        $4,242
   North Sea                     9,051        2,670             955      1,807       3,619        1,312         2,307
   Other international           1,125          341             167        155         462          206           256
                               -------       ------          ------     ------     -------       ------        ------
      Total continuing
        operations              25,001        5,948           2,130      5,660      11,263        4,458         6,805
   Discontinued
     operations                  3,159          983             322        789       1,065          644           421
                               -------       ------          ------     ------     -------       ------        ------
        Total                  $28,160       $6,931          $2,452     $6,449     $12,328       $5,102        $7,226
                               =======       ======          ======     ======     =======       ======        ======


The changes in the standardized measure of future net cash flows are presented below for each of the past three years:

(Millions of dollars)                                                               2002           2001         2000
---------------------                                                             -------        -------       -------
Net change in sales, transfer prices and production costs                         $ 6,870        $(5,879)      $ 3,849
Changes in estimated future development costs                                        (209)          (639)          (33)
Sales and transfers less production costs                                          (1,795)        (1,904)       (2,358)
Purchases of reserves in place                                                        243          1,117         1,065
Changes due to extensions, discoveries, etc.                                          347          1,232         1,477
Changes due to revisions in quantity estimates                                     (1,433)           168            56
Changes due to sales of reserves in place                                          (1,920)           (87)         (166)
Current-period development costs                                                      743          1,237           568
Accretion of discount                                                                 701          1,093           601
Changes in income taxes                                                            (1,336)         1,689        (1,706)
Timing and other                                                                     (137)          (265)         (138)
                                                                                  -------        -------       -------
         Net change                                                                 2,074         (2,238)        3,215
Total at beginning of year                                                          4,988          7,226         4,011
                                                                                  -------        -------       -------
Total at end of year                                                              $ 7,062        $ 4,988       $ 7,226
                                                                                  =======        =======       =======


33.  Quarterly Financial Information (Unaudited)

A summary of quarterly consolidated results for 2002 and 2001 is presented below. The quarterly per-share amounts do not add to the annual amounts due to the effects of the weighted average of stock issued, convertible debt repaid, and net loss sustained in a quarter.

                                                                                               Diluted Income (Loss)
                                                                                                  per Common Share
                                                                                             --------------------------

                                                                     Income                       Income
                                                   Operating       (Loss) from      Net        (Loss) from        Net
(Millions of dollars,                                Profit        Continuing      Income      Continuing        Income
except per-share amounts)              Sales         (Loss)        Operations      (Loss)      Operations        (Loss)
-------------------------             ------       ---------       ----------      ------      ----------        ------
2002 Quarter Ended -
   March 31                           $  799         $ 111            $  (2)       $   6         $ (.02)         $  .05
   June 30                               932            56             (178)         (58)         (1.77)           (.58)
   September 30                          984           182              (87)         (87)          (.86)           (.86)
   December 31                           985          (488)            (344)        (346)         (3.43)          (3.45)
                                      ------         -----            -----        -----         ------          ------
      Total                           $3,700         $(139)           $(611)       $(485)        $(6.09)         $(4.84)
                                      ======         =====            =====        =====         ======          ======

2001 Quarter Ended -
   March 31                           $1,042         $ 417            $ 349        $ 335(1)     $  3.34          $ 3.21(1)
   June 30                               919           329              166          175           1.63            1.71
   September 30                          864           165               17           26            .18             .27
   December 31                           741           (28)             (56)         (50)          (.57)           (.50)
                                      ------         -----            -----        -----         ------          ------
      Total                           $3,566         $ 883            $ 476        $ 486         $ 4.65          $ 4.74
                                      ======         =====            =====        =====         ======          ======

(1) Net income includes a provision of $20 million, net of taxes, for the cumulative effect of change in accounting principle resulting from the adoption of FAS 133, which equates to $0.19 per diluted common share. Diluted income per common share before the accounting change was $3.40.

The company's common stock is listed for trading on the New York Stock Exchange and at year-end 2002 was held by approximately 26,500 Kerr-McGee stockholders of record and Oryx and HS Resources owners who have not yet exchanged their stock. The ranges of market prices and dividends declared during the last two years for Kerr-McGee Corporation are as follows:


                                                 Market Prices
                          -----------------------------------------------------------                 Dividends
                                    2002                               2001                           per Share
                          ------------------------           ------------------------             ----------------
                           High               Low             High               Low              2002        2001
                          ------            ------           ------            ------             ----        ----
Quarter Ended -
     March 31             $63.29            $50.72           $70.70            $62.80             $.45        $.45
     June 30               63.58             52.80            74.10             62.52              .45         .45
     September 30          53.90             39.10            66.96             46.94              .45         .45
     December 31           47.51             38.02            59.60             49.00              .45         .45


Nine-Year Financial Summary
--------------------------------------------------------------------------------

(Millions of dollars, except
   per-share amounts)                    2002       2001       2000        1999       1998       1997      1996      1995     1994
----------------------------            ------     ------     ------      ------     ------     ------    ------    ------   ------
Summary of Net Income (Loss)
----------------------------
Sales                                   $3,700     $3,566     $4,063      $2,712     $2,233     $2,651    $2,779    $2,462  $ 2,389
                                        ------     ------     ------      ------     ------     ------    ------    ------  -------
Costs and operating expenses             4,047      2,843      2,651       2,314      2,626      2,059     2,162     2,343    2,203
Interest and debt expense                  275        195        208         191        159        141       145       194      210
                                        ------     ------     ------      ------     ------     ------    ------    ------  -------
Total costs and expenses                 4,322      3,038      2,859       2,505      2,785      2,200     2,307     2,537    2,413
                                        ------     ------     ------      ------     ------     ------    ------    ------  -------
                                          (622)       528      1,204         207       (552)       451       472       (75)     (24)
Other income (loss)                        (35)       224         50          36         40         81       109       146       15
Taxes on income                             46       (276)      (437)       (105)       173       (183)     (224)       41      (14)
                                        ------     ------     ------      ------     ------     ------    ------    ------  -------
Income (loss) from continuing
   operations                             (611)       476        817         138       (339)       349       357       112      (23)
Income from discontinued
   operations                              126         30         25           8        271         35        57        25       47
Extraordinary charge                         -          -          -           -          -         (2)        -       (23)     (12)
Cumulative effect of change in
   accounting principle                      -        (20)         -          (4)         -          -         -         -     (948)
                                        ------     ------     ------      ------     ------     ------    ------    ------  -------
Net income (loss)                       $ (485)    $  486     $  842      $  142     $  (68)    $  382    $  414    $  114  $  (936)
                                        ======     ======     ======      ======     ======     ======    ======    ======  =======
Effective Income Tax Rate                 (7.0)%     36.7%      34.8%       43.2%     (33.8)%     34.4%     38.6%     57.7%      NM

Common Stock Information, per Share
-----------------------------------
Diluted net income (loss) -
   Continuing operations                $(6.09)    $ 4.65     $ 8.13      $ 1.60     $(3.91)    $ 4.00    $ 4.03    $ 1.25  $  (.26)
   Discontinued operations                1.25        .28        .24         .09       3.13        .40       .65       .28      .53
   Extraordinary charge                      -          -          -           -          -       (.02)        -      (.26)    (.14)
   Cumulative effect of accounting
      change                                 -       (.19)         -        (.05)         -          -         -         -   (10.82)
                                        ------     ------     ------      ------     ------     ------    ------    ------  -------
           Net income (loss)            $(4.84)    $ 4.74     $ 8.37      $ 1.64     $ (.78)    $ 4.38    $ 4.68    $ 1.27  $(10.69)
                                        ======     ======     ======      ======     ======     ======    ======    ======  =======
Dividends declared                      $ 1.80     $ 1.80     $ 1.80      $ 1.80     $ 1.80     $ 1.80    $ 1.64    $ 1.55  $  1.52
Stockholders' equity                     23.01      28.83      25.01       17.19      15.58      17.88     14.59     12.47    12.33
Market high for the year                 63.58      74.10      71.19       62.00      73.19      75.00     74.13     64.00    51.00
Market low for the year                  38.02      46.94      39.88       28.50      36.19      55.50     55.75     44.00    40.00
Market price at year-end                $44.30     $54.80     $66.94      $62.00     $38.25     $63.31    $72.00    $63.50  $ 46.25
Shares outstanding at year-end
   (thousands)                         100,384    100,185     94,485      86,483     86,367     86,794    87,032    89,613   90,143

Balance Sheet Information
-------------------------
Working capital                         $ (320)      $193     $  (34)     $  321     $ (173)    $    -    $  161    $ (106) $  (254)
Property, plant and equipment - net      7,036      7,378      5,240       3,972      4,044      3,844     3,658     3,789    4,493
Total assets                             9,909     11,076      7,666       5,899      5,451      5,339     5,194     5,006    5,918
Long-term debt                           3,798      4,540      2,244       2,496      1,978      1,736     1,809     1,683    2,219
Total debt                               3,904      4,574      2,425       2,525      2,250      1,766     1,849     1,938    2,704
Total debt less cash                     3,814      4,483      2,281       2,258      2,129      1,574     1,719     1,831    2,612
Stockholders' equity                     2,536      3,174      2,633       1,492      1,346      1,558     1,279     1,124    1,112

Cash Flow Information
---------------------
Net cash provided by operating
   activities                            1,448      1,143      1,840         708        418      1,114     1,144       732      693
Capital expenditures                     1,159      1,792        842         528      1,006        851       829       749      622
Dividends paid                             181        173        166         138         86         85        83        79       79
Treasury stock purchased                $    -     $    -     $    -      $    -     $   25     $   60    $  195    $   45  $     -

Ratios and Percentage
---------------------
Current ratio                               .8        1.2        1.0         1.4         .8        1.0       1.2        .9       .8
Average price/earnings ratio                NM       12.8        6.6        27.6         NM       14.9      13.9      42.5       NM
Total debt less cash to total
     capitalization                         60%        59%        46%         60%        61%        50%       57%       62%      70%

Employees
---------
Total wages and benefits                $  412     $  369     $  333      $  327     $  359     $  367    $  367    $  402  $   422
Number of employees at year-end          4,470      4,638      4,426       3,653      4,400      4,792     4,827     5,176    6,724


Nine-Year Operating Summary
--------------------------------------------------------------------------------

                                         2002       2001       2000        1999       1998       1997      1996      1995     1994
                                        ------     ------     ------      ------     ------     ------    ------    ------   ------
Exploration and Production
--------------------------
Net production of crude oil and
 condensate - (thousands of
   barrels per day)
     United States                        81.3       77.7       73.7        79.3       66.2       70.6      73.8      74.8     73.4
     North Sea                           102.8      101.9      117.7       102.9       87.4       83.3      86.5      91.9     88.7
     Other international                   7.2        9.3        9.0         9.5       13.3       15.7      14.9      16.4     26.4
                                        ------     ------     ------      ------     ------     ------    ------    ------   ------
       Total                             191.3      188.9      200.4       191.7      166.9      169.6     175.2     183.1    188.5
                                        ======     ======     ======      ======     ======     ======    ======    ======   ======

Average price of crude oil sold
  (per barrel) -
     United States                      $21.56     $22.05     $27.50      $16.90     $12.78     $18.45    $19.56    $15.78   $14.25
     North Sea                           22.41      23.23      27.92       17.88      12.93      18.93     19.60     16.56    15.33
     Other international                 22.36      20.28      26.05       14.22       9.86      15.44     15.71     14.91    14.58
       Average                          $22.04     $22.60     $27.69      $17.30     $12.63     $18.40    $19.26    $16.10   $14.80
Natural gas sales (MMcf per day)           760        596        531         580        584        685       781       809      872
Average price of natural gas sold
     (per Mcf)                          $ 2.95     $ 3.83     $ 3.87      $ 2.38     $ 2.13     $ 2.44    $ 2.11    $ 1.63   $ 1.82
Net exploratory wells drilled (1)-
     Productive                           4.78       2.39       1.25        1.70       4.40       7.65      6.91      4.71    11.61
     Dry                                 17.17      11.43      10.54        3.75      14.42       7.42      5.52     11.16    13.47
                                        ------     ------     ------      ------     ------     ------    ------    ------   ------
       Total                             21.95      13.82      11.79        5.45      18.82      15.07     12.43     15.87    25.08
                                        ======     ======     ======      ======     ======     ======    ======    ======   ======

Net development wells drilled (1)-
     Productive                         196.32     128.62      47.79       46.23      62.30      95.78    143.33    135.86    69.27
     Dry                                  1.37       6.60       5.44        5.89       9.00       7.00     13.04     11.95     9.63
                                        ------     ------     ------      ------     ------     ------    ------    ------   ------
       Total                            197.69     135.22      53.23       52.12      71.30     102.78    156.37    147.81    78.90
                                        ======     ======     ======      ======     ======     ======    ======    ======   ======

Undeveloped net acreage (thousands)(1)-
     United States                       2,399      2,382      2,020       1,560      1,487      1,353     1,099     1,280    1,415
     North Sea                             871        932        923         861        908        523       560       570      629
     Other international                42,560     51,367     26,078      19,039     14,716     14,630     4,556     4,031    7,494
                                        ------     ------     ------      ------     ------     ------     -----     -----    -----
       Total                            45,830     54,681     29,021      21,460     17,111     16,506     6,215     5,881    9,538
                                        ======     ======     ======      ======     ======     ======     =====     =====    =====

Developed net acreage (thousands)(1)-
     United States                       1,266      1,192        729         796        810        830       871     1,190    1,270
     North Sea                             109        149        115         105        115         70        79        58       68
     Other international                    18        656        656         785        612        201       198       207    1,015
                                        ------     ------     ------      ------     ------     ------    ------    ------   ------
        Total                            1,393      1,997      1,500       1,686      1,537      1,101     1,148     1,455    2,353
                                        ======     ======     ======      ======     ======     ======    ======    ======   ======
Estimated proved reserves (1)-
   (millions of equivalent barrels)      1,033      1,509      1,088         920        901        892       849       864    1,059

Chemicals
----------
Titanium dioxide pigment
   production (thousands of tonnes)        508        483        480         320        284        168       155       154      148



(1)  Includes discontinued operations.



Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

(a)  Identification of directors -

          For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2003 made in connection with its Annual Stockholders' Meeting to be held on May 13, 2003.

(b)  Identification of executive officers -

          The information required under this section is set forth in the caption "Executive Officers of the Registrant" on pages 21 and 22 of this Form 10-K pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K.

(c)  Compliance with Section 16(a) of the 1934 Act -

          For information required under this section, reference is made to the "Section 16(a) Beneficial Ownership Reporting Compliance" section of the company's proxy statement for 2003 made in connection with its Annual Stockholders' Meeting to be held on May 13, 2003.

Item 11. Executive Compensation

For information required under this section, reference is made to the "Executive Compensation and Other Information" section of the company's proxy statement for 2003 made in connection with its Annual Stockholders' Meeting to be held on May 13, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Kerr-McGee common stock that may be issued under the company's equity compensation plans as of December 31, 2002, is included in the following table:

                                                 Number of shares of                                      Number of shares
                                                  common stock to be        Weighted-average       remaining available for
                                                issued upon exercise       exercise price of         future issuance under
                                             of outstanding options,    outstanding options,           equity compensation
                                                 warrants and rights     warrants and rights                     plans (1)
                                             -----------------------    --------------------       -----------------------
 Equity compensation plans approved
   by security holders                                     4,493,008                  $59.48                     5,932,663
 Equity compensation plans not
   approved by security holders                              913,416                   58.26                       175,950
                                                           ---------                                             ---------
      Total                                                5,406,424                   59.27                     6,108,613
                                                           =========                                             =========


(1) Excludes shares to be issued upon exercise of outstanding options, warrants and rights.


The Kerr-McGee Corporation Performance Share Plan was approved by the Board of Directors in January 1998 but was not approved by the company's stockholders. This plan is a broad-based stock option plan that provides for the granting of options to purchase the company's common stock to full-time, nonbargaining-unit employees, except officers. A total of 1,500,000 shares of common stock were authorized to be issued under this plan. A copy of the plan document is attached as exhibit 10.19 to this Form 10-K.

For information required under Item 403 of Regulation S-K, reference is made to the "Security Ownership" portion of the "Director Information" section of the company's proxy statement for 2003 made in connection with its Annual Stockholders' Meeting to be held on May 13, 2003.

Item 13. Certain Relationships and Related Transactions

For information required under this section, reference is made to the "Director Information" section of the company's proxy statement for 2003 made in connection with its Annual Stockholders' Meeting to be held on May 13, 2003.

Item 14. Controls and Procedures

Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic Securities and Exchange Commission filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)       1. Financial Statements - See the Index to the Consolidated  Financial
             Statements included in Item 8. of this Form 10-K.

(a)       2. Financial  Statement  Schedules  -  See the Index to the  Financial
             Statement Schedules included in Item 8. of this Form 10-K.

(a)       3. Exhibits - The following  documents are filed under Commission file numbers 1-16619 and 1-3939 as part of this report.


       Exhibit No.
       -----------

          3.1 Amended and restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

          3.2       Amended and restated Bylaws of Kerr-McGee Corporation.

          4.1 Rights Agreement dated as of July 26, 2001, by and between the company and UMB Bank, N.A., filed as Exhibit 4.1 to the company's Registration Statement on Form 8-A filed on July 27, 2001, and incorporated herein by reference.

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

          4.5 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments defining the rights of the holders of certain long-term debt of the company: the Note Agreement dated as of November 29, 1989, among the Kerr-McGee Corporation Employee Stock Ownership Plan Trust (the Trust) and several lenders, providing for a loan guaranteed by the company of $125 million to the Trust; the Revolving Credit Agreement amended and restated as of April 25, 2002, between Kerr-McGee China Petroleum Ltd., as borrower, and Kerr-McGee Corporation, as guarantor, and several banks providing for revolving credit of up to $100 million through March 3, 2003; the $100 million, 8% Note Agreement entered into by Oryx Energy Company (Oryx) dated as of October 20, 1995, and due October 15, 2003; the $150 million, 8.375% Note Agreement entered into by Oryx dated as of July 17, 1996, and due July 15, 2004; the $150 million, 8-1/8% Note Agreement entered into by Oryx dated as of October 20, 1995, and due October 15, 2005; the amended and restated Revolving Credit Agreement dated as of January 11, 2002, between the company or certain subsidiary borrowers and various banks providing for revolving credit up to $650 million through January 12, 2006; the $700 million Credit Agreement dated as of December 10, 2002, between the company or certain subsidiary borrowers and various banks providing for a 364-day revolving credit facility; and the $200 million variable-interest rate Note Agreement dated June 26, 2001, and due June 28, 2004. The total amount of securities authorized under each of such instruments does not exceed 10% of the total assets of the company and its subsidiaries on a consolidated basis.

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

          4.9 Indenture dated as of August 1, 2001, between the company and Citibank, N.A., as trustee, relating to the company's $350 million, 5-3/8% notes due April 15, 2005; $325 million, 5-7/8% notes due September 15, 2006; $675 million, 6-7/8%
                    notes due September 15, 2011; and $500 million 7-7/8% notes due September 15, 2031, filed as Exhibit 4.1 to Form S-3 Registration Statement No. 333-68136 Pre-effective Amendment No. 1, and incorporated herein by reference.

          10.1*     Kerr-McGee   Corporation  Deferred   Compensation  Plan  for
                    Non-Employee Directors as amended and restated effective January 1, 2003.

          10.2* The Long Term Incentive Program as amended and restated effective May 9, 1995, filed as Exhibit 10.5 on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference.

          10.3* Benefits Restoration Plan as amended and restated effective September 13, 1989, filed as Exhibit 10(6) to the report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.

          10.4* Kerr-McGee Corporation Executive Deferred Compensation Plan as amended and restated effective January 1, 2003.

          10.5* Kerr-McGee Corporation Supplemental Executive Retirement Plan as amended and restated effective February 26, 1999, filed as exhibit 10.6 to the report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

          10.6* First Supplement to the Kerr-McGee Corporation Supplemental Executive Retirement Plan as amended and restated effective February 26, 1999, filed as exhibit 10.7 to the report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

          10.7* Second Supplement to the Kerr-McGee Corporation Supplemental Executive Retirement Plan as amended and restated effective February 26, 1999, filed as exhibit 10.8 to the report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

          10.8* The Kerr-McGee Corporation Annual Incentive Compensation Plan effective January 1, 1998, filed as Exhibit 10.3 on
                    Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

          10.9* The Kerr-McGee Corporation 1998 Long Term Incentive Plan effective January 1, 1998, filed as Exhibit 10.4 on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference.

          10.10* The Kerr-McGee Corporation 2000 Long Term Incentive Plan effective May 1, 2000, filed as Exhibit 10.4 on Form 10-Q for the quarter ended March 31, 2000, and incorporated herein by reference.

          10.11* Amended and restated Agreement, restated as of January 11, 2000, between the company and Luke R. Corbett filed as
                    Exhibit 10.10 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

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

          10.16* Form of agreement, amended and restated as of January 11, 2000, between the company and certain executive officers not named in the Summary Compensation Table contained in the company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders filed as Exhibit 10.15 on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

          10.17* The 2002 Annual Incentive Compensation Plan effective May 14, 2002, filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

          10.18* The 2002 Long Term Incentive Plan effective May 14, 2002, filed as Exhibit 10.1 on Form 10-Q for the quarter ended June 30, 2002, and incorporated herein by reference.

          10.19* Kerr-McGee Corporation Performance Share Plan effective January 1, 1998.

          12        Computation of ratio of earnings to fixed charges.

          21        Subsidiaries of the Registrant.

          23        Consent of Ernst & Young LLP.

          24        Powers of Attorney.

          99.1 Certification of Chief Executive Officer Regarding Periodic Report Containing Financial Statements.

          99.2 Certification of Chief Financial Officer Regarding Periodic Report Containing Financial Statements.

*These exhibits relate to the compensation plans and arrangements of the company.

(b)      Reports on Form 8-K -

            The following Current Reports on Form 8-K were filed by the company during the quarter ended December 31, 2002:

            o Current  Report dated  October 25,  2002,  announcing a conference call to discuss third-quarter 2002 financial and operating results and expectations for the future.

            o Current  Report dated  October 30,  2002,  announcing a conference call to discuss third-quarter 2002 financial and operating results and expectations for the future.

            o Current Report dated October 30, 2002,  reporting that the company began adding to its existing oil and gas hedging positions and expected to continue its oil and gas hedging program in 2003.

            o Current  Report dated  November 20, 2002,  announcing a conference
              call  to  discuss  interim   fourth-quarter   2002  operating  and
              financial activities and expectations for the future.

            o Current  Report dated  December 13, 2002,  announcing a conference
              call  to  discuss  interim   fourth-quarter   2002  operating  and
              financial activities and expectations for the future.

            o Current  Report dated  December 19, 2002,  announcing a conference call to discuss fourth-quarter 2002 financial and operating results and expectations for the future.

            o Current  Report  dated  December  30,  2002,  announcing  that the company would take a special after-tax noncash charge of approximately $385 million during the fourth quarter for the estimated costs related to impairments for the Leadon field and various other fields in the United Kingdom and the Gulf of Mexico.

                                                                     SCHEDULE II


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                         VALUATION ACCOUNTS AND RESERVES

                                                                        Additions
                                                                 ------------------------
                                                  Balance at     Charged to    Charged to     Deductions     Balance at
                                                   Beginning     Profit and      Other           from          End of
(Millions of dollars)                               of Year         Loss        Accounts       Reserves         Year
---------------------                             ----------     ----------    ----------     ----------     ----------
Year Ended December 31, 2002
----------------------------
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable                      $ 21           $ -           $ -            $ 2            $ 19
    Warehouse inventory obsolescence                    5             1             -              2               4
                                                     ----           ---           ---            ---            ----
           Total                                     $ 26           $ 1           $ -            $ 4            $ 23
                                                     ====           ===           ===            ===            ====
Year Ended December 31, 2001
----------------------------
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable                      $ 20           $ 1           $ 2            $ 2            $ 21
    Warehouse inventory obsolescence                    5             1             -              1               5
                                                     ----           ---           ---            ---            ----
           Total                                     $ 25           $ 2           $ 2            $ 3            $ 26
                                                     ====           ===           ===            ===            ====
Year Ended December 31, 2000
----------------------------
Deducted from asset accounts
    Allowance for doubtful notes
        and accounts receivable                      $ 17           $ 2           $ 2            $ 1            $ 20
    Warehouse inventory obsolescence                    4             2             -              1               5
                                                     ----           ---           ---            ---            ----
           Total                                     $ 21           $ 4           $ 2            $ 2            $ 25
                                                     ====           ===           ===            ===            ====






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     KERR-McGEE CORPORATION




                                             By:   Luke R. Corbett*
                                                   -----------------------------
                                                   Luke R. Corbett,
                                                   Chief Executive Officer




March 26, 2003                                 By: (Robert M. Wohleber)
--------------                                     -----------------------------
          Date                                     Robert M. Wohleber
                                                   Senior Vice President and
                                                     Chief Financial Officer




                                             By:   (John M. Rauh)
                                                   -----------------------------
                                                   John M. Rauh
                                                   Vice President and Controller
                                                    and Chief Accounting Officer



* By his signature set forth below, John M. Rauh has signed this Annual Report on Form 10-K as attorney-in-fact for the officer noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



                                             By:   (John M. Rauh)
                                                   -----------------------------
                                                   John M. Rauh


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

March 26, 2003                           By:  Martin C. Jischke*
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

                                         By:  Matthew R. Simmons*
                                              ----------------------------------
                                              Matthew R. Simmons, Director

                                         By:  Nicholas J. Sutton*
                                              ----------------------------------
                                              Nicholas J. Sutton, Director

                                         By:  Farah M. Walters*
                                              ----------------------------------
                                              Farah M. Walters, Director

                                         By:  Ian L. White-Thomson*
                                              ----------------------------------
                                              Ian L. White-Thomson, Director


* By his signature set forth below, John M. Rauh has signed this Annual Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to the powers of attorney filed with the Securities and Exchange Commission.


                                         By:  (John M. Rauh)
                                              ----------------------------------
                                              John M. Rauh


                                  CERTIFICATION

I, Luke R. Corbett, certify that:

       1. I have reviewed this annual report on Form 10-K of Kerr-McGee Corporation;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report;

       4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

            i. designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            ii. evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            iii. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons fulfilling the equivalent function):

            i. all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

            ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

       6. The company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Luke R. Corbett
________________________________

Luke R. Corbett
Chief Executive Officer
March 26, 2003
                                  CERTIFICATION

I, Robert M. Wohleber, certify that:

       1. I have reviewed this annual report on Form 10-K of Kerr-McGee Corporation;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the company as of, and for, the periods presented in this annual report;

       4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the company and we have:

            i. designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            ii. evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            iii. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons fulfilling the equivalent function):

            i. all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

            ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

       6. The company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Robert M. Wohleber
________________________________

Robert M. Wohleber
Chief Financial Officer
March 26, 2003