Form 10-Q
period 2003-03-31
KERR MCGEE CORP /DE
filed 2003-05-13
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period from_____ to_____

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

                                  Yes  X      No
                                     ----

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 2003: 100,851,109.

                             KERR-McGEE CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                              PAGE
                                                                           ----
           Consolidated Statement of Operations for the
           Three Months Ended March 31, 2003 and 2002                         1

           Consolidated Balance Sheet at March 31, 2003
           and December 31, 2002                                              2

           Consolidated Statement of Cash Flows for the
           Three Months Ended March 31, 2003 and 2002                         3

           Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 25

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                         30

Item 4.  Controls and Procedures                                             31

Forward-Looking Information                                                  31


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   32

Item 6.  Exhibits and Reports on Form 8-K                                    32

SIGNATURE                                                                    33

CERTIFICATIONS                                                               34

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
(Millions of dollars, except per-share amounts)              2003          2002
-------------------------------------------------------------------------------

Sales                                                    $1,127.2        $798.5
                                                         --------        ------

Costs and Expenses
  Costs and operating expenses                              412.0         349.9
  Selling, general and administrative expenses               70.9          55.5
  Shipping and handling expenses                             32.0          29.1
  Depreciation and depletion                                189.6         212.3
  Accretion expense                                           6.2             -
  Asset impairments, net of gains on disposal of
    assets held for sale                                      (.1)            -
  Exploration, including dry holes and
    amortization of undeveloped leases                      140.5          31.9
  Taxes, other than income taxes                             25.4          26.4
  Provision for environmental remediation and
    restoration, net of reimbursements                       17.3           2.4
  Interest and debt expense                                  65.0          70.7
                                                         --------        ------
      Total Costs and Expenses                              958.8         778.2
                                                         --------        ------

                                                            168.4          20.3
Other Income (Expense)                                        1.7         (23.8)
                                                         --------        -------

Income (Loss) before Income Taxes                           170.1          (3.5)
Benefit (Provision) for Income Taxes                        (65.9)          1.8
                                                         --------        ------

Income (Loss) from Continuing Operations                    104.2          (1.7)
Income from Discontinued Operations (net of
  income tax provision of nil and $4.5 for the
  first quarter of 2003 and 2002, respectively)                .4           7.2
Cumulative Effect of Change in Accounting Principle
  (net of benefit for income taxes of $18.2)                (34.7)            -
                                                         --------        ------

Net Income                                               $   69.9        $  5.5
                                                         ========        ======

Income (Loss) per Common Share
  Basic -
    Continuing operations                                $   1.04        $ (.02)
    Discontinued operations                                     -           .07
    Cumulative effect of change in accounting
      principle                                              (.34)            -
                                                         --------        ------
         Total                                           $    .70        $  .05
                                                         ========        ======
  Diluted -
    Continuing operations                                $    .99        $ (.02)
    Discontinued operations                                     -           .07
    Cumulative effect of change in accounting
      principle                                              (.31)            -
                                                         --------        ------
         Total                                           $    .68        $  .05
                                                         ========        ======

Dividends Declared per Common Share                      $    .45        $  .45
                                                         ========        ======

The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                       March 31,   December 31,
(Millions of dollars)                                       2003           2002
-------------------------------------------------------------------------------

ASSETS
------
Current Assets
  Cash                                                 $    80.7      $    89.9
  Accounts receivable                                      656.4          607.8
  Inventories                                              423.1          402.4
  Deposits, prepaid expenses and other assets              107.1          132.8
  Current assets associated with properties held
    for disposal                                            12.4           57.2
                                                       ---------      ---------
      Total Current Assets                               1,279.7        1,290.1
                                                       ---------      ---------

Property, Plant and Equipment                           14,156.7       13,722.8
  Less reserves for depreciation, depletion
  and amortization                                      (7,012.8)      (6,687.2)
                                                       ---------      ---------
                                                         7,143.9        7,035.6
                                                       ---------      ---------

Investments and Other Assets                             1,087.9        1,035.2
Goodwill                                                   356.2          355.9
Long-Term Assets Associated with Properties Held
  for Disposal                                              24.4          192.0
                                                       ---------      ---------
      Total Assets                                     $ 9,892.1      $ 9,908.8
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                     $   708.8      $   785.1
  Long-term debt due within one year                       104.8          105.8
  Other current liabilities                                681.6          716.8
  Current liabilities associated with properties
    held for disposal                                       20.0            2.1
                                                       ---------      ---------
      Total Current Liabilities                          1,515.2        1,609.8
                                                       ---------      ---------

Long-Term Debt                                           3,649.9        3,798.1
                                                       ---------      ---------

Deferred Income Taxes                                    1,126.2        1,145.1
Other Deferred Credits and Reserves                      1,037.3          803.7
Long-Term Liabilities Associated with Properties
  Held for Disposal                                            -           16.1
                                                       ---------      ---------
                                                         2,163.5        1,964.9
                                                       ---------      ---------
Stockholders' Equity
  Common stock, par value $1 - 300,000,000 shares
    authorized, 100,871,504 shares issued at 3-31-03
    and 100,391,054 shares issued at 12-31-02              100.9          100.4
  Capital in excess of par value                         1,707.4        1,687.3
  Preferred stock purchase rights                            1.0            1.0
  Retained earnings                                        912.0          885.7
  Accumulated other comprehensive loss                     (63.9)         (62.3)
  Common shares in treasury, at cost - 19,845 shares
    at 3-31-03 and 7,299 at 12-31-02                        (1.0)           (.4)
  Deferred compensation                                    (92.9)         (75.7)
                                                       ---------      ---------
      Total Stockholders' Equity                         2,563.5        2,536.0
                                                       ---------      ---------

      Total Liabilities and Stockholders' Equity       $ 9,892.1      $ 9,908.8
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

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
(Millions of dollars)                                       2003           2002
-------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                               $  69.9      $     5.5
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization               206.7          221.9
    Accretion expense                                        6.2              -
    Asset impairments, net of gains on disposal of
      assets held for sale                                   6.0              -
    Dry hole costs                                         104.6            2.7
    Deferred income taxes                                   32.1          (27.8)
    Provision for environmental remediation and
      restoration, net of reimbursements                    17.3            2.4
    (Gain) loss on sale and retirement of assets            (1.5)           2.4
    Cumulative effect of change in accounting principle     34.7              -
    Noncash items affecting net income                      29.7           31.6
    Other net cash provided by (used in) operating
      activities                                          (184.0)          34.8
                                                         -------      ---------
        Net Cash Provided by Operating Activities          321.7          273.5
                                                         -------      ---------
Investing Activities
--------------------
Capital expenditures                                      (201.4)        (344.2)
Dry hole costs                                            (104.6)          (2.7)
Proceeds from sales of assets                              185.4            3.3
Other investing activities                                 (10.0)         (11.8)
                                                         -------      ---------
        Net Cash Used in Investing Activities             (130.6)        (355.4)
                                                         -------      ---------
Financing Activities
--------------------
Issuance of long-term debt                                  31.5        1,209.3
Repayment of long-term debt                               (184.0)      (1,047.9)
Issuance of common stock                                       -            1.6
Dividends paid                                             (45.2)         (45.1)
Other financing activities                                   (.4)             -
                                                         -------      ---------
        Net Cash Provided by (Used in) Financing
        Activities                                        (198.1)         117.9
                                                         -------      ---------
Effects of Exchange Rate Changes on Cash and
  Cash Equivalents                                          (2.2)           1.0
                                                         -------      ---------
Net Increase (Decrease) in Cash and Cash Equivalents        (9.2)          37.0

Cash and Cash Equivalents at Beginning of Period            89.9           91.3
                                                         -------      ---------

Cash and Cash Equivalents at End of Period               $  80.7      $   128.3
                                                         =======      =========

The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


A.   Basis of Presentation and Accounting Policies

     Basis of Presentation
     ---------------------

     The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K. Presentation of the 2002 amounts has been changed to be consistent with the presentation of the oil and gas operations in Indonesia as discontinued (see Note C).

     Business Segments
     -----------------

     The company has three reportable segments: oil and gas exploration and production, production and marketing of titanium dioxide pigment (chemicals
     - pigment), and production and marketing of other chemicals (chemicals - other). Other chemicals include the company's electrolytic manufacturing and marketing operations and forest products treatment business.

     Change in Accounting Principle - Asset Retirement Obligations
     -------------------------------------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred (as defined by the standard), with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

     The company adopted FAS 143 on January 1, 2003, which resulted in an increase in net property of $127.5 million, an increase in abandonment liabilities of $180.4 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting standard. In accordance with the provisions of FAS 143, Kerr-McGee accrues an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. No market risk premium has been included in the company's calculation of the ARO for oil and gas wells and platforms since no reliable estimate can be made by the company. In connection with the change in accounting principle, abandonment expense of $9.3 million for the first quarter of 2002 has been reclassified from Costs and operating expenses to Depreciation and depletion in the Consolidated Statement of Operations to be consistent with the 2003 presentation. Additionally in January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, by the end of 2003. Since the plant has a determinate closure date, the company has also accrued an abandonment liability associated with its plans to decommission the Mobile facility.

     A summary of the changes in the asset retirement obligation during the first quarter of 2003 is included in the table below.

     (Millions of dollars)
     ---------------------------------------------------------------------------

     January 1, 2003                                                     $395.6
       Obligations incurred                                                 6.5
       Accretion expense                                                    6.2
       Abandonment expenditures                                            (3.4)
       Abandonment obligations settled through property divestitures      (12.0)
                                                                         ------
     March 31, 2003                                                      $392.9
                                                                         ======

     Pro forma net income for the three months ended March 31, 2002, would have been $3.5 million, with basic and diluted earnings per share of $.03 if the provisions of FAS 143 had been applied as of January 1, 2002, compared with net income for the three months ended March 31, 2003, of $104.6 million before the cumulative effect of change in accounting principle with basic and diluted earnings per share of $1.04 and $.99, respectively.

     Employee Stock Option Plans
     ---------------------------

     In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment to FAS 123, "Accounting for Stock-Based Compensation." FAS 148 provides alternative methods of transition for companies choosing to voluntarily adopt the fair-value based methodology of FAS 123 and amends the disclosure provisions of FAS 123 and Accounting Principles Board Opinion (APB) No. 28, "Interim Financial Reporting," to require pro forma disclosures in interim financial statements of net income, stock-based compensation expense and earnings per share as if a fair-value based method had been used. The amended disclosure requirements of FAS 148 were effective for the company's first quarter of 2003.

     The company accounts for its stock option plans under the intrinsic-value method permitted by APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock-based employee compensation cost is reflected in net income for the issuance of stock options under the company's plans, since all options were fixed-price options with an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share had the company applied the fair-value recognition provisions of FAS 123 to stock-based employee compensation.

                                                             Three Months Ended
                                                                  March 31,
     (Millions of dollars,                                   ------------------
     except per share amounts)                                2003         2002
     --------------------------------------------------------------------------
     Net income as reported                                  $69.9        $ 5.5
       Less stock-based compensation expense
         determined using a fair-value method for
         all awards, net of taxes                             (4.0)        (3.3)
                                                             -----        -----
     Pro forma net income                                    $65.9        $ 2.2
                                                             =====        =====

     Net income per share -
       Basic -
         As reported                                         $ .70         $.05
         Pro forma                                             .66          .02

       Diluted -
         As reported                                           .68          .05
         Pro forma                                             .64          .02



B.   Derivatives

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

     Effective August 1, 2001, the company purchased 100% of the outstanding shares of common stock of HS Resources. At the time of the purchase, HS Resources (now Kerr-McGee Rocky Mountain Corp.) and its marketing subsidiary (now Kerr-McGee Energy Services Corp.) were parties to a number of derivative contracts for purchases and sales of gas, basis differences and energy-related contracts. Prior to 2002, the company had treated all of these derivatives as speculative and marked to market through income each month the change in derivative fair values. In May 2002, the company designated the remaining portion of the HS Resources gas basis swaps that settled in 2002 and all that settle in 2003 as hedges. Additionally, in March 2002, the company began hedging a portion of its 2002 oil and natural gas production with fixed-price swaps to increase the predictability of its cash flow and support additional capital expenditures. During the fourth quarter of 2002, the company expanded the hedging program to cover a portion of the estimated 2003 crude oil and natural gas production by adding fixed-price swaps, basis swaps and costless collars. The hedging program was extended further during the first quarter of 2003 with the addition of fixed-price swaps covering fourth-quarter 2003 production. At March 31, 2003, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $131.6 million, of which $10.6 million was recorded in current assets and $142.2 million was recorded in current liabilities. At December 31, 2002, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $83.4 million, of which $27.1 million was recorded in current assets and $110.5 million was recorded in current liabilities. The fair value of these derivative instruments was determined based on prices actively quoted, generally NYMEX and Dated Brent prices as of the balance sheet dates. The company had after-tax deferred losses of $75.6 million and $50.3 million in accumulated other comprehensive loss associated with these contracts at March 31, 2003 and December 31, 2002, respectively. The company expects to reclassify the entire amount of these losses into earnings during the next 12 months, assuming no further changes in fair-market value of the contracts. During the first quarter of 2003, the company realized pre-tax losses on contract settlements of $32.8 million on domestic oil hedging, $28.5 million on North Sea oil hedging and $55.4 million on domestic natural gas hedging. No losses were realized for contract settlements during the first quarter of 2002, as settlements did not begin to occur until the 2002 second quarter. The losses offset the prices realized on the physical sale of crude oil and natural gas. Losses for hedge ineffectiveness are recognized as a reduction to Sales in the Consolidated Statement of Operations and totaled $3.6 million in the 2003 first quarter and $.1 million in the 2002 first quarter.

     As discussed in the company's 2002 Form 10-K, the company is also party to other commodity contracts (fixed-price natural gas physical and derivative contracts) that have not been designated as cash flow hedges. These commodity contracts are recorded in the balance sheet at fair value, with any changes in fair value recorded through earnings. At March 31, 2003, the fair value of these contracts was $26.3 million. Of this amount, $15.6 million was recorded in current assets, $17.5 million in Investments and Other Assets, $6.2 million in current liabilities, and $.6 million in deferred credits. At December 31, 2002, the fair value of these contracts was $29.1 million. Of this amount, $30.7 million was recorded in current assets, $22.4 million in Investments and Other Assets, $23.3 million in current liabilities, and $.7 million in deferred credits. The net loss associated with the derivative contracts was $13.3 million for the three months ended March 31, 2003, of which $10.8 million was included in Sales in the Consolidated Statement of Operations and $2.5 million was included in Other Income. The net loss associated with the derivative contracts was $24.9 million for the three months ended March 31, 2002, of which $9.2 million was included in Sales in the Consolidated Statement of Operations and $15.7 million was included in Other Income.

     From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. At March 31, 2003, the outstanding foreign exchange derivative contracts accounted for as hedges had a net asset fair value of $6.6 million, of which $4.5 million was recorded in current assets and $2.1 million was recorded in Investments and Other Assets. Changes in the fair value of these contracts are recorded in accumulated other comprehensive loss and will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). At March 31, 2003, the company had an after-tax deferred gain of $2.5 million in accumulated other comprehensive loss related to these contracts. In the first quarter of 2003, the company reclassified $1.3 million of gains on forward contracts from accumulated other comprehensive loss to operating expenses in the statement of operations. Of the existing net gains at March 31, 2003, approximately $1.6 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the first quarter, and no ineffectiveness was recognized.

     The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rate changes. The estimated fair value of these contracts was not material at March 31, 2003. Selected pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.

     The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, allowing each holder to receive between .85 and 1.0 share of Devon stock or the equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide Kerr-McGee a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have a call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognizes in Other Income on a monthly basis any gains or losses of the put and call options. At March 31, 2003, the fair values of the embedded put and call options were nil and $82.8 million, respectively. On December 31, 2002, the fair values of the embedded put and call options were nil and $66.6 million, respectively. During the first quarters of 2003 and 2002, the company recorded losses of $16.2 million and $74.3 million, respectively, in Other Income for the changes in the fair values of the put and call options. As discussed above, the fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decrease in the market value of 85% of the Devon stock owned by the company. The remaining 15% of the Devon shares is accounted for as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive income.

     In connection with the issuance of $350 million of 5.375% notes due April 15, 2005, the company entered into an interest rate swap agreement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus .875%. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes. The estimated fair value of the interest rate swap was $26.1 and $20.6 million at March 31, 2003 and December 31, 2002, respectively. The company recognized a $2.7 million reduction in interest expense in the 2003 first quarter from the swap arrangement.


C.   Discontinued Operations, Asset Impairments and Asset Disposals

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

     During the first quarter of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan and of its interest in the Bayu-Undan project in the East Timor Sea offshore Australia. During the second quarter of 2002, the company approved a plan to dispose of its exploration and production interest in the Jabung block of Sumatra, Indonesia. These divestiture decisions were made as part of the company's strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in the company's Consolidated Statement of Operations.

     Sales of the company's interests in the Bayu-Undan project and the Sumatra operations were completed during the second quarter of 2002. On March 31, 2003, the company completed the sale of its Kazakhstan operations to Shell Kazakhstan Development (Shell) for $168.6 million in cash. The net proceeds received by the company were used to reduce outstanding debt. In connection with the sale, the company has recorded an $18.4 million settlement liability due to Shell for the net cash flow of the Kazakhstan operations from the effective date of the transaction to the closing date. The amount of the settlement liability is subject to review by Shell and is expected to be paid during the second quarter of 2003.

     Revenues applicable to the discontinued operations totaled $5.6 million and $15.2 million for the three months ended March 31, 2003 and 2002, respectively. Pretax income for the discontinued operations totaled $.4 million (including impairment losses of $6.1 million) and $11.7 million for the three months ended March 31, 2003 and 2002, respectively.

     As part of the company's plan to divest noncore properties discussed above, certain exploration and production segment assets were identified for disposal and are classified as held for sale. During the first quarter of 2003, the company recorded pretax asset impairment charges totaling $8.8 million related to assets held for sale. The impairment charge included $5.1 million related to various Gulf of Mexico shelf properties, $2.4 million related to a U.K. North Sea property and $1.3 million for certain U.S. onshore properties. The impairment losses reflect the difference between the estimated sales prices for the individual properties or group of properties, less the costs to sell, and the carrying amount of the net assets.

     Pretax impairment losses totaling $5.1 million were also recognized in the 2003 first quarter for certain assets used in operations that are not considered held for sale. Of the total impairment charge, $3.2 million related to mature company-operated properties where expected future cash flows were less than the carrying values of the related assets and $1.9 million related to nonoperated royalty interests where cash flows were no longer sufficient to cover depreciation and depletion expense on the company's investment.

     The company recognized a net gain on disposal of assets held for sale of $14.0 million during the first quarter of 2003, which is netted with total asset impairment charges of $13.9 million in the Consolidated Statement of Operations. No gain or loss on assets held for sale was recognized in the first quarter of 2002. The company expects to complete the divestiture of its other remaining assets identified as being held for sale in the third quarter of 2003. The assets and liabilities of discontinued operations and other assets held for sale have been classified as Assets/Liabilities Associated with Properties Held for Disposal in the Consolidated Balance Sheet.


D.   Cash Flow Information

     Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
     (Millions of dollars)                                    2003         2002
     --------------------------------------------------------------------------

     Income tax payments                                   $  60.0      $  12.2
     Less refunds received                                   (14.7)      (159.8)
                                                           -------      -------
     Net income tax payments (refunds)                     $  45.3      $(147.6)
                                                           =======      =======

     Interest payments                                     $  79.2      $  86.0
                                                           =======      =======

     Noncash items affecting net income included in the reconciliation of net income to net cash provided by operating activities include the following:

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
     (Millions of dollars)                                    2003         2002
     --------------------------------------------------------------------------

     Unrealized gain on trading securities                 $ (19.6)     $ (81.2)
     Increase in fair value of embedded options
       in the DECS                                            16.2         74.3
     Unrealized loss on derivative financial instruments       2.4         17.5
     All other (1)                                            30.7         21.0
                                                           -------      -------
        Total                                              $  29.7      $  31.6
                                                           =======      =======


     Other  net  cash  provided  by  (used  in)  operating   activities  in  the
     Consolidated Statement of Cash Flows consists of the following:

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
     (Millions of dollars)                                    2003         2002
     --------------------------------------------------------------------------
     Increase (decrease) due to changes in working
       capital accounts                                    $(165.9)     $  68.6
     Environmental expenditures                               (9.5)       (31.6)
     All other (1)                                            (8.6)        (2.2)
                                                           -------      -------
        Total                                              $(184.0)     $  34.8
                                                           =======      =======

     (1) No other individual item is material to total cash flows from operations.


E.   Comprehensive Income and Financial Instruments

     Comprehensive income was $68.3 million in the first quarter of 2003, compared with a comprehensive loss of $59.7 million in the first quarter of 2002.

     The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at March 31, 2003 or December 31, 2002. At March 31, 2003 and December 31, 2002, available-for-sale securities for which fair value can be determined were as follows:

                                                     March 31, 2003                        December 31, 2002
                                           -------------------------------        -------------------------------
                                                                     Gross                                  Gross
                                                                Unrealized                             Unrealized
                                            Fair                   Holding         Fair                   Holding
     (Millions of dollars)                 Value       Cost           Gain        Value      Cost            Gain
     ------------------------------------------------------------------------------------------------------------

     Equity securities                     $73.2      $31.9          $13.3 (1)    $69.7     $31.9            $9.8 (1)
     U.S. government obligations -
       Maturing within one year              2.3        2.3              -          2.4       2.4               -
       Maturing between one year
         and four years                      1.7        1.7              -          1.6       1.6               -
                                                                     -----                                   ----
            Total                                                    $13.3                                   $9.8
                                                                     =====                                   ====

     (1) These amounts include $28 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.


F.   Equity Affiliates

     Investments in equity affiliates totaled $123.0 million at March 31, 2003, and $122.9 million at December 31, 2002. Equity loss related to the investments is included in Other Income in the Consolidated Statement of Operations and totaled $6.1 million and $11.1 million for the three months ended March 31, 2003 and 2002, respectively.


G.   Restructuring Provisions and Exit Activities

     During the first quarter of 2003, the company's chemical - pigment operating unit provided $16.5 million for costs associated with the closure of its synthetic rutile plant in Mobile, Alabama. Included in the $16.5 million were $14.1 million recorded as a cumulative effect of change in accounting principle related to the recognition of an asset retirement obligation and $2.4 million for the accrual of severance benefits to be paid upon closing the facility, which is included in costs and operating expenses in the Consolidated Statement of Operations. The provision for severance benefits is included in the restructuring reserve balance below (see Note A for a discussion of the asset retirement obligation). The $2.4 million provision for severance benefits remains in the restructuring accrual at March 31, 2003, and represents the costs associated with severance earned by employees during the first quarter of 2003. A total of 135 employees will be terminated in connection with this plant closure, which is expected to occur by year-end 2003. Additionally, the company has recognized $3.7 million in accelerated depreciation on the plant assets and $1.3 million for cleanup and decommissioning costs associated with the plant.

     During 2002, the company's chemical - other operating unit provided $16.5 for costs associated with its plans to exit the forest products business, of which $.7 million was recorded during the first quarter of 2002. During the first quarter of 2003, the company provided an additional $1.6 million for severance benefits associated with exiting the forest products business. These costs are reflected in costs and operating expenses in the Consolidated Statement of Operations. Of the total provision of $18.1 million, $1.6 million has been paid through the 2003 first quarter and $16.5 million remained in the accrual at March 31, 2003. In connection with the plant closures, 252 employees will be terminated, of which 46 were terminated as of March 31, 2003.

     In 2001, the company's chemical - pigment operating unit provided $31.8 million related to the closure of a plant in Antwerp, Belgium. Of this total accrual, $25.1 million has been paid through the 2003 first quarter and $9.1 million remained in the accrual at March 31, 2003. As a result of this plant closure, 121 employees will ultimately be terminated, of which 120 were terminated as of March 31, 2003.

     Also in 2001, the company's chemical - other operating unit provided $11.9 million for the discontinuation of manganese metal production at its Hamilton, Mississippi, facility. Of the total provision, $10.5 million has been paid through the 2003 first quarter and $1.4 million remained in the accrual at March 31, 2003, for pond closure costs.

     The  provisions,   payments,  adjustments  and  reserve  balances  for  the
     three-month period ended March 31, 2003, are included in the table below.

                                                                   Dismantlement
                                                                             and
     (Millions of dollars)                 Total      Severance          Closure
     ---------------------------------------------------------------------------

     December 31, 2002                     $26.6           $3.8           $22.8
       Provisions                            4.0            4.0               -
       Payments                             (1.6)          (1.0)            (.6)
       Adjustments (1)                        .4             .1              .3
                                           -----           ----           -----
     March 31, 2003                        $29.4           $6.9           $22.5
                                           =====           ====           =====

     (1) Foreign-currency translation adjustments related to Antwerp, Belgium, accrual.


H.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month periods ended March 31, 2003 and 2002.

                                                          For the Three Months Ended March 31,
                                     --------------------------------------------------------------------------------
                                                     2003                                        2002
                                     ------------------------------------        ------------------------------------

                                     Income from                                  Loss from
     (In millions, except             Continuing                Per-Share        Continuing                 Per-Share
     per-share amounts)               Operations      Shares       Income        Operations       Shares         Loss
     --------------------------------------------------------------------------------------------------------------

     Basic EPS                            $104.2       100.1        $1.04             $(1.7)       100.2        $(.02)
                                                                    =====                                       =====
       Effect of dilutive securities:
         5 1/4% convertible
           debentures                        5.3         9.8                              -            -
         Restricted stock                      -          .7                              -            -
         Stock options                         -           -                              -            -
                                          ------       -----                         ------        -----
     Diluted EPS                          $109.5       110.6         $.99             $(1.7)       100.2        $(.02)
                                          ======       =====         ====             =====        =====        =====



I.   Accounts Receivable Sales

     In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. The program is currently being renegotiated. Under the existing program, the company retained servicing responsibilities and subordinated interests and will receive a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company. However, the company believes that the risk of insurance loss is very low since its bad-debt experience has historically been insignificant. The company also received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

     The company sold $156.8 million and $134.2 million of its pigment receivables during the first quarter of 2003 and 2002, respectively. The sale of the receivables resulted in pretax losses of $1.1 million during both the first quarter of 2003 and 2002. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold totaled $110.1 million at March 31, 2003, and $110.6 million at December 31, 2002.


J.   Condensed Consolidating Financial Information

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

     On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank in parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Chemical Worldwide LLC (formerly Kerr-McGee Operating Corporation, which was previously the original Kerr-McGee Corporation) and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information. The top holding company is Kerr-McGee Corporation. The guarantor subsidiaries include Kerr-McGee Chemical Worldwide LLC at March 31, 2003 and December 31, 2002, and its predecessor, Kerr-McGee Operating Corporation, at March 31, 2002, along with Kerr-McGee Rocky Mountain Corporation in 2003 and 2002.

     The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.



                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 31, 2003


                                                  Kerr-McGee        Guarantor     Non-Guarantor
(Millions of dollars)                            Corporation     Subsidiaries      Subsidiaries     Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Sales                                                 $    -           $153.8            $975.5          $  (2.1)        $1,127.2
                                                      ------           ------            ------          -------         --------

Costs and Expenses
  Costs and operating expenses                             -             71.5             343.1             (2.6)           412.0
  Selling, general and administrative expenses             -              7.1              63.8                -             70.9
  Shipping and handling expenses                           -              2.6              29.4                -             32.0
  Depreciation and depletion                               -             29.9             159.7                -            189.6
  Accretion expense                                        -               .6               5.6                -              6.2
  Asset impairments, net of gains on disposal of
    assets held for sale                                   -                -               (.1)               -              (.1)
  Exploration, including dry holes and
    amortization of undeveloped leases                     -              3.9             136.6                -            140.5
  Taxes, other than income taxes                          .1              5.5              19.8                -             25.4
  Provision for environmental remediation
    and restoration, net of reimbursements                 -              5.1              12.2                -             17.3
  Interest and debt expense                             28.9              8.3              72.9            (45.1)            65.0
                                                      ------           ------            ------          -------         --------
      Total Costs and Expenses                          29.0            134.5             843.0            (47.7)           958.8
                                                      ------           ------            ------          -------         --------
                                                       (29.0)            19.3             132.5             45.6            168.4
Other Income                                           146.6               .6              29.9           (175.4)             1.7
                                                      ------           ------            ------          -------         --------
Income before Income Taxes                             117.6             19.9             162.4           (129.8)           170.1
Provision for Income Taxes                             (47.7)            (4.2)            (61.2)            47.2            (65.9)
                                                      ------           ------            ------          -------         --------
Income from Continuing Operations                       69.9             15.7             101.2            (82.6)           104.2
Income (Loss) from Discontinued Operations,
     net of tax                                            -             12.0             (11.6)               -               .4
Cumulative Effect of Change in Accounting
     Principle, net of tax                                 -             (1.3)            (33.4)               -            (34.7)
                                                      ------           ------            ------          -------         --------
Net Income                                            $ 69.9           $ 26.4            $ 56.2          $ (82.6)        $   69.9
                                                      ======           ======            ======          =======         ========



                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended March 31, 2002


                                                  Kerr-McGee        Guarantor     Non-Guarantor
(Millions of dollars)                            Corporation     Subsidiaries      Subsidiaries      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------

   Sales                                              $    -           $ 79.1            $719.4          $      -        $  798.5
                                                      ------           ------            ------          --------        --------

   Costs and Expenses
     Costs and operating expenses                          -             26.7             323.2                 -           349.9
     Selling, general and administrative expenses          -               .7              54.8                 -            55.5
     Shipping and handling expenses                        -              3.0              26.1                 -            29.1
     Depreciation and depletion                            -             30.8             181.5                 -           212.3
     Exploration, including dry holes and
       amortization of undeveloped leases                  -              2.0              29.9                 -            31.9
     Taxes, other than income taxes                       .1              4.8              21.5                 -            26.4
     Provision for environmental remediation
       and restoration, net of reimbursements              -                -               2.4                 -             2.4
     Interest and debt expense                          27.0              8.8              83.9             (49.0)           70.7
                                                      ------           ------            ------          --------        --------
         Total Costs and Expenses                       27.1             76.8             723.3             (49.0)          778.2
                                                      ------           ------            ------          --------        --------

                                                       (27.1)             2.3              (3.9)             49.0            20.3
   Other Income (Expense)                               35.3            (31.0)             23.2             (51.3)          (23.8)
                                                      ------           ------            ------          --------        --------
   Income (Loss) before Income Taxes                     8.2            (28.7)             19.3              (2.3)           (3.5)
   Benefit (Provision) for Income Taxes                 (2.7)             6.1              (7.5)              5.9             1.8
                                                      ------           ------            ------          --------        --------
   Income (Loss) from Continuing Operations              5.5            (22.6)             11.8               3.6            (1.7)
   Income from Discontinued Operations,
        net of tax                                         -                -               7.2                 -             7.2
                                                      ------           ------            ------          --------        --------
   Net Income (Loss)                                  $  5.5           $(22.6)           $ 19.0          $    3.6        $    5.5
                                                      ======           ======            ======          ========        ========


                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                 March 31, 2003


                                                  Kerr-McGee        Guarantor     Non-Guarantor
(Millions of dollars)                            Corporation     Subsidiaries      Subsidiaries      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------

  ASSETS
  ------
  Current Assets
    Cash                                            $    2.9         $      -          $   77.8         $       -        $   80.7
    Intercompany receivables                           881.3           (299.7)          1,519.1          (2,100.7)              -
    Accounts receivable                                 (0.3)            95.4             561.3                 -           656.4
    Inventories                                            -              6.6             416.5                 -           423.1
    Deposits, prepaid expenses and other assets            -             26.2              80.9                 -           107.1
    Current assets associated with properties
      held for disposal                                    -                -              12.4                 -            12.4
                                                    --------         --------          --------         ---------        --------
        Total Current Assets                           883.9           (171.5)          2,668.0          (2,100.7)        1,279.7
                                                    --------         --------          --------         ---------        --------

  Property, Plant and Equipment, net                       -          1,988.2           5,155.7                 -         7,143.9
  Investments and Other Assets                          11.4            130.0           1,026.0             (79.5)        1,087.9
  Goodwill                                                 -            346.8               9.4                 -           356.2
  Long-term Assets Associated with Properties
    Held for Disposal                                      -                -              19.5               4.9            24.4
  Investments in and Advances to Subsidiaries        3,773.9            675.3            (174.3)         (4,274.9)              -
                                                    --------         --------          --------         ---------        --------
         Total Assets                               $4,669.2         $2,968.8          $8,704.3         $(6,450.2)       $9,892.1
                                                    ========         ========          ========         =========        ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current Liabilities
    Accounts payable                                $   45.4         $   67.8          $  595.6         $       -        $  708.8
    Intercompany borrowings                             63.5            538.6           1,498.1          (2,100.2)              -
    Long-term debt due within one year                     -                -             104.8                 -           104.8
    Other current liabilities                            2.4            170.6             508.6                 -           681.6
    Current liabilities associated with
      properties held for disposal                         -                -              20.0                 -            20.0
                                                    --------         --------          --------         ---------        --------
         Total Current Liabilities                     111.3            777.0           2,727.1          (2,100.2)        1,515.2
                                                    --------         --------          --------         ---------        --------

  Long-Term Debt                                     1,847.2                -           1,802.7                 -         3,649.9

  Other Deferred Credits and Reserves                      -            739.2           1,419.9               4.4         2,163.5
  Investments by and Advances from Parent                  -                -             490.9            (490.9)              -
  Stockholders' Equity                               2,710.7          1,452.6           2,263.7          (3,863.5)        2,563.5
                                                    --------         --------          --------         ---------        --------
       Total Liabilities and Stockholders' Equity   $4,669.2         $2,968.8          $8,704.3         $(6,450.2)       $9,892.1
                                                    ========         ========          ========         =========        ========

                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                December 31, 2002


                                                  Kerr-McGee        Guarantor     Non-Guarantor
 (Millions of dollars)                           Corporation     Subsidiaries      Subsidiaries      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------
  ASSETS
  ------
  Current Assets
    Cash                                            $    2.5         $      -          $   87.4         $       -        $   89.9
    Intercompany receivables                           956.6             46.6           1,641.2          (2,644.4)              -
    Accounts receivable                                    -             73.5             534.3                 -           607.8
    Inventories                                            -              6.5             395.9                 -           402.4
    Deposits, prepaid expenses and other assets            -             59.6              75.0              (1.8)          132.8
    Current assets associated with properties
      held for disposal                                    -                -              57.2                 -            57.2
                                                    --------         --------          --------         ---------        --------
        Total Current Assets                           959.1            186.2           2,791.0          (2,646.2)        1,290.1
                                                    --------         --------          --------         ---------        --------

  Property, Plant and Equipment, net                       -          1,956.1           5,079.5                 -         7,035.6
  Investments and Other Assets                          11.8            117.9             985.7             (80.2)        1,035.2
  Goodwill                                                 -            346.8               9.1                 -           355.9
  Long-term Assets Associated with Properties
    Held for Disposal                                      -                -             187.1               4.9           192.0
  Investments in and Advances to Subsidiaries        3,673.0            694.9              80.1          (4,448.0)              -
                                                    --------         --------          --------         ---------        --------
         Total Assets                               $4,643.9         $3,301.9          $9,132.5         $(7,169.5)       $9,908.8
                                                    ========         ========          ========         =========        ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
  Current Liabilities
    Accounts payable                                $   45.2         $   78.1          $  661.8         $       -   $       785.1
    Intercompany borrowings                             68.5            842.2           1,732.1          (2,642.8)              -
    Long-term debt due within one year                     -                -             105.8                 -           105.8
    Other current liabilities                           17.8            195.0             478.2              25.8           716.8
    Current liabilities associated with
      properties held for disposal                         -                -               2.1                 -             2.1
                                                    --------         --------          --------         ---------        --------
        Total Current Liabilities                      131.5          1,115.3           2,980.0          (2,617.0)        1,609.8
                                                    --------         --------          --------         ---------        --------

  Long-Term Debt                                     1,847.2                -           1,950.9                 -         3,798.1

  Other Deferred Credits and Reserves                      -            675.4           1,297.4             (24.0)        1,948.8
  Long-term Liabilities Associated with
    Properties Held for Disposal                           -                -              16.1                 -            16.1
  Investments by and Advances from Parent                  -                -             728.7            (728.7)              -
  Stockholders' Equity                               2,665.2          1,511.2           2,159.4          (3,799.8)        2,536.0
                                                    --------         --------          --------         ---------        --------
       Total Liabilities and Stockholders' Equity   $4,643.9         $3,301.9          $9,132.5         $(7,169.5)       $9,908.8
                                                    ========         ========          ========         =========        ========


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2003



                                                  Kerr-McGee        Guarantor     Non-Guarantor
(Millions of dollars)                            Corporation     Subsidiaries      Subsidiaries      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                          $   69.9         $   26.4          $   56.2         $   (82.6)       $   69.9
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities-
     Depreciation, depletion and amortization              -             30.3             176.4                 -           206.7
     Accretion expense                                     -               .6               5.6                 -             6.2
     Asset impairments, net of gains on
       disposal of assets held for sale                    -                -               6.0                 -             6.0
     Equity in earnings of subsidiaries                (76.5)            19.8                 -              56.7               -
     Dry hole costs                                        -                -             104.6                 -           104.6
     Deferred income taxes                                 -             23.7               8.4                 -            32.1
     Provision for environmental remediation
       and restoration, net of reimbursements              -              5.1              12.2                 -            17.3
     (Gain) loss on sale and retirement of
       assets                                              -            (12.0)             10.5                 -            (1.5)
     Cumulative effect of change in accounting
       principle                                           -              1.3              33.4                 -            34.7
     Noncash items affecting net income                   .4             15.1              14.2                 -            29.7
     Other net cash used in operating activities       (29.8)           (69.5)            (84.7)                -          (184.0)
                                                    --------         --------          --------         ---------        --------
         Net Cash Provided by (Used in)
          Operating Activities                         (36.0)            40.8             342.8             (25.9)          321.7
                                                    --------         --------          --------         ---------        --------

Investing Activities
--------------------
Capital expenditures                                       -            (31.7)           (169.7)                -          (201.4)
Dry hole costs                                             -                -            (104.6)                -          (104.6)
Proceeds from sales of assets                              -                -             185.4                 -           185.4
Other investing activities                                 -                -             (10.0)                -           (10.0)
                                                    --------         --------          --------         ---------        --------
         Net Cash Used in Investing Activities             -            (31.7)            (98.9)                -          (130.6)
                                                    --------         --------          --------         ---------        --------

Financing Activities
--------------------
Issuance of long-term debt                                 -                -              31.5                 -            31.5
Repayment of long-term debt                                -                -            (184.0)                -          (184.0)
Increase (decrease) in intercompany
  notes payable                                         81.4             (9.1)            (72.3)                -               -
Dividends paid                                         (45.2)               -             (26.3)             26.3           (45.2)
Other financing activities                                .2                -               (.2)              (.4)            (.4)
                                                    --------         --------          --------         ---------        --------
        Net Cash Provided by (Used in)
          Financing Activities                          36.4             (9.1)           (251.3)             25.9          (198.1)
                                                    --------         --------          --------         ---------        --------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -                -              (2.2)                -            (2.2)
                                                    --------         --------          --------         ---------        --------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                            .4                -              (9.6)                -            (9.2)
Cash and Cash Equivalents at Beginning of
   Period                                                2.5                -              87.4                 -            89.9
                                                    --------         --------          --------         ---------        --------
Cash and Cash Equivalents at End of Period          $    2.9         $      -          $   77.8         $       -        $   80.7
                                                    ========         ========          ========         =========        ========


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2002


                                                  Kerr-McGee        Guarantor     Non-Guarantor
(Millions of dollars)                            Corporation     Subsidiaries      Subsidiaries      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income (loss)                                   $    5.5         $  (22.6)         $   19.0         $     3.6        $    5.5
Adjustments to reconcile net income or loss
  to net cash provided by (used in) operating
  activities -
     Depreciation, depletion and amortization              -             31.0             190.9                 -           221.9
     Equity in earnings of subsidiaries                (11.6)            15.2                 -              (3.6)              -
     Dry hole costs                                        -                -               2.7                 -             2.7
     Deferred income taxes                              (3.3)            (8.2)            (16.3)                -           (27.8)
     Provision for environmental remediation
       and restoration, net of reimbursements              -                -               2.4                 -             2.4
     Gain on sale and retirement of assets                 -                -               2.4                 -             2.4
     Noncash items affecting net income or loss            -             20.2              11.4                 -            31.6
     Other net cash provided by (used in)
        operating activities                           (27.6)             7.9              54.5                 -            34.8
                                                    --------         --------          --------         ---------        --------
           Net Cash Provided by (Used in)
             Operating Activities                      (37.0)            43.5             267.0                 -           273.5
                                                    --------         --------          --------         ---------        --------
Investing Activities
--------------------
Capital expenditures                                       -            (33.6)           (310.6)                -          (344.2)
Dry hole costs                                             -                -              (2.7)                -            (2.7)
Proceeds from sales of assets                              -                -               3.3                 -             3.3
Other investing activities                                 -              2.9             (14.7)                -           (11.8)
                                                    --------         --------          --------         ---------        --------
           Net Cash Used in Investing Activities           -            (30.7)           (324.7)                -          (355.4)
                                                    --------         --------          --------         ---------        --------

Financing Activities
--------------------
Issuance of long-term debt                                 -                -           1,209.3                 -         1,209.3
Repayment of long-term debt                                -                -          (1,047.9)                -        (1,047.9)
Increase (decrease) in intercompany
  notes payable                                         80.4            (13.9)            (66.5)                -               -
Issuance of common stock                                 1.7                -              (0.1)                -             1.6
Dividends paid                                         (45.1)               -                 -                 -           (45.1)
                                                    --------         --------          --------         ---------        --------
           Net Cash Provided by (Used in)
             Financing Activities                       37.0            (13.9)             94.8                 -           117.9
                                                    --------         --------          --------         ---------        --------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -                -               1.0                 -             1.0
                                                    --------         --------          --------         ---------        --------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                             -             (1.1)             38.1                 -            37.0
Cash and Cash Equivalents at Beginning of
   Period                                                  -              1.1              90.2                 -            91.3
                                                    --------         --------          --------         ---------        --------
Cash and Cash Equivalents at End of Period          $      -         $      -          $  128.3         $       -        $  128.3
                                                    ========         ========          ========         =========        ========


K.   Contingencies

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

     The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues, principally in streambanks and streambed sediments, virtually all within a floodway. Chemical has conducted a thorough characterization of the two sites and has reached conceptual agreement with local governmental authorities on a cleanup plan, which is currently being reviewed by EPA. The cleanup plan will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas. The agreement is conditioned upon the resolution of certain matters, including agreements regarding potential natural resource damages and government response costs, and is expected to be incorporated in a consent decree that will address the outstanding issues. The consent decree must be approved by EPA, the State, local communities and Chemical and then entered by a federal court. It is expected that the necessary parties will approve the terms of a consent decree in 2003 and, subject to court approval which is not expected before 2004, the work will take about four years to complete.

     Financial Reserves - As of March 31, 2003, the company had remaining reserves of $101 million for costs related to West Chicago. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

     Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was
     dedicated  to  U.S.  government   contracts.   The  amount  authorized  for
     reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through March 31, 2003, Chemical had been reimbursed approximately $156 million under Title X. In April 2003, Chemical received additional reimbursements totaling about $15 million, bringing the total reimbursement received to date to about $171 million.

     Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of March 31, 2003, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $113 million, which amount was reduced to $98 million in April 2003 following receipt of the additional reimbursements totaling $15 million. The company believes receipt of the remaining arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the costs.

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

     In 1999,  Chemical  initiated the interim measures  required by the consent
     orders.   Chemical   subsequently   developed  and  installed  a  long-term
     remediation system based on new technology, but startup difficulties prevented successful commissioning of the long-term system. In April 2003, Chemical determined that these startup difficulties could not be overcome and initiated steps to install an alternate long-term remediation system using a different technology. The interim system was enhanced and will be utilized until the successful commissioning of the alternate system. The scope and duration of groundwater remediation will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies currently are evaluating the health and environmental risks associated with perchlorate as part of the process for ultimately setting a drinking water standard. The resolution of these issues could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

     Financial Reserves - A provision was taken in the first quarter of 2003 in the amount of $32 million for the construction and operation of the alternate long-term remediation system and the continued operation of the interim system during the construction and startup period for the long-term system. As a result of this provision, the company's remaining reserves for Henderson totaled $46 million as of March 31, 2003. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs may be incurred in the future. However, the amount of any additions cannot be reasonably estimated at this time.

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

     Insurance - In 2001, Chemical purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater remediation at Henderson. The insurance policy provides coverage only after Chemical exhausts a self-insured retention of approximately $61 million and covers only those costs incurred to achieve a cleanup level specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Chemical may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy could be affected. Through March 31, 2003, Chemical has incurred expenditures of about $40 million that it believes can be applied to the self-insured retention. Additionally the company believes that about $21 million of the $46 million reserve remaining at March 31, 2003, will be creditable against and exhaust the self-insured retention and believes it is probable that about $21 million will be recovered under the policy. Chemical has therefore recorded a receivable in the amount of $21 million in its financial statements reflecting the recovery that is expected under the policy.

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

     As of March 31, 2003, the company had remaining reserves of $12 million for the costs of the remediation work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     As of March 31, 2003, the company had remaining reserves of $20 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     The parties have executed agreements to settle five of the seven Mississippi cases and all seven of the Louisiana cases. The settlement agreements require Chemical to pay up to $56 million for the benefit of about 9,400 identified claimants who are eligible under the agreements and who sign releases. Of that potential maximum of $56 million, approximately $49 million had been paid as of March 31, 2003. In addition, the agreements require Chemical to pay up to an additional $11 million from any recovery in certain insurance litigation that Chemical and its parent filed against their insurance carriers (see below). The agreements also contemplated two class-action settlement funds - one in Mississippi and one in Louisiana - for the benefit of a class of residents who did not sign individual releases and who did not choose to opt out of the class settlements. The parties moved forward with the class settlement in Mississippi but agreed not to pursue a class-action settlement in Louisiana. Chemical may be required to pay up to a maximum of $7.5 million to the Mississippi class-action settlement fund. The precise amount of Chemical's obligations under the agreements depends on the number of plaintiffs who sign and deliver valid individual releases, the number of the Mississippi class members who submit proof of claim forms and the number of class members who opt out of the class. Further payments pursuant to the settlements of the nonclass-action cases are subject to a number of conditions, including the signing and delivery of releases by named plaintiffs and court approval of various matters such as minors' settlements. The class-action settlement agreement, including certification of the settlement class and approval of the class settlement, requires court approval. On February 21, 2003, the federal court in Mississippi approved the Mississippi class settlement. Subsequently, two members of the class filed a notice appealing the order approving the class settlement.

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

     The implementation of the settlements is progressing. Of approximately 6,100 identified claimants in Columbus, Mississippi, approximately 5,300 claimants have delivered releases. Of approximately 3,300 identified claimants in Louisiana, approximately 3,000 claimants have delivered releases. Through March 31, 2003, Chemical had paid approximately $49 million pursuant to the settlement agreements to Mississippi and Louisiana plaintiffs who signed releases. No payments will be made to the Mississippi class settlement fund unless and until the court has certified the class and approved the class settlement.

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

     Financial Reserves - The company previously established a $70 million reserve in connection with the forest products litigation. The reserve included the estimated amounts owed under the settlements described above and an estimated amount for the remaining two Mississippi cases and the eight Pennsylvania cases. As noted above, through March 31, 2003, Chemical had paid approximately $49 million pursuant to the settlement agreements. As of March 31, 2003, the company's remaining reserves for the forest products litigation totaled $21 million. The company believes the reserve adequately provides for the potential liability associated with these matters; however, there is no assurance that the company will not be required to adjust the reserve in the future in light of the inherent uncertainties associated with litigation.

     Follow-on Litigation - A class-action settlement sometimes results in the filing of additional lawsuits alleging facts and causes of action substantially similar to those alleged in the case(s) covered by the settlement. In addition, in the fall of 2002, the Mississippi legislature enacted a tort reform law that became effective for lawsuits filed on or after January 1, 2003. Among other things, the new law limits punitive damages and makes other changes intended to help ensure fairness in the Mississippi civil justice system. The tort reform law resulted in numerous lawsuits being filed in Mississippi immediately before the effective date of the new law. On December 31, 2002, approximately 245 lawsuits were filed against Chemical and its affiliates on behalf of approximately 4,598 claimants in connection with Chemical's Columbus, Mississippi, operations. All of the lawsuits were filed in the Circuit Court of Lowndes County, Mississippi, Case Nos. 2002-0302 CV1 through 2002-0543 CV1; 2002-0549 CV1;
     2002-0550 CV1; 2002-0294 CV1 and 2002-0278 CV1. Chemical and its affiliates believe the lawsuits are without substantial merit and intend to vigorously defend the lawsuits. The company has not provided a reserve for the lawsuits because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

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

     There are substantial uncertainties about Chemical's responsibility for operations at the former facility. A predecessor of Chemical had been the sole stockholder of a company that owned and operated the facility. The company that had operated the facility already had been dissolved and its leasehold interest in the site had been sold to a third party before Chemical became affiliated with the former stockholder in 1964. Based on available historical records, it is uncertain whether and, if so, under what terms, the former stockholder assumed liabilities of the dissolved company. However, Chemical is currently discussing the possibility of a settlement with the plaintiffs. The company has not provided a reserve for the litigation because it cannot reasonably determine the probability of a loss, and the amount of a loss, if any, cannot be reasonably estimated.

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

     As of March 31, 2003, the company had reserves totaling $281 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $101 million for the West Chicago sites, $46 million for the Henderson, Nevada, site, and $44 million for forest products sites. Cumulative expenditures at all environmental sites through March 31, 2003, total $1.038 billion (before considering government reimbursements). Additionally, as of March 31, 2003, the company had litigation reserves totaling approximately $59 million for the reasonably estimable losses associated with litigation. This includes $21 million for the forest products litigation described above. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.


L.   Business Segments

     Following is a summary of sales and operating profit for each of the company's business segments for the first quarter of 2003 and 2002.

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
     (Millions of dollars)                                 2003            2002
     --------------------------------------------------------------------------

    Sales
      Exploration and production                       $  823.5         $ 534.6
      Chemicals - Pigment                                 253.3           216.5
      Chemicals - Other                                    50.3            47.4
                                                       --------         -------
                                                        1,127.1           798.5
      All other                                              .1               -
                                                       --------         -------
          Total Sales                                  $1,127.2         $ 798.5
                                                       ========         =======

    Operating Profit (Loss)
      Exploration and production                       $  272.2         $ 118.7
      Chemicals - Pigment                                   7.4           (11.5)
      Chemicals - Other                                   (10.0)            3.6
                                                       --------         -------
          Total Operating Profit                          269.6           110.8

    Other Expense                                         (99.5)         (114.3)
                                                       --------         -------

    Income (Loss) from Continuing Operations
      before Income Taxes                                 170.1            (3.5)
    Benefit (Provision) for Income Taxes                  (65.9)            1.8
                                                       --------         -------
    Income (Loss) from Continuing Operations              104.2            (1.7)

    Discontinued Operations, Net of Income
      Taxes                                                  .4             7.2

    Cumulative Effect of Change in Accounting
      Principle, Net of Income Taxes                      (34.7)              -
                                                       --------         -------
     Net Income                                        $   69.9         $   5.5
                                                       ========         =======


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Comparison of 2003 Results with 2002 Results

     First-quarter 2003 income from continuing operations totaled $104.2 million, compared with a loss of $1.7 million for the same 2002 period. Net income for the 2003 first quarter was $69.9 million, compared with 2002 first-quarter net income of $5.5 million.

     First-quarter 2003 operating profit was $269.6 million, compared with first-quarter 2002 operating profit of $110.8 million, for an increase of $158.8 million between periods. Higher operating profit from both the exploration and production and chemical - pigment operating units resulted primarily from higher realized sales prices for both operations, partially offset by higher dry hole costs. The combined increase in operating profit of $172.4 million for the exploration and production and pigment operations was partially offset by a $13.6 million decrease in operating profit from the chemical - other operating unit. These variances are discussed in more detail in the segment discussion that follows.

     The first-quarter 2003 other expense totaled $99.5 million, compared with expense of $114.3 million in the same 2002 period. The decrease is due in part to an increase of $9.7 million in income from trading securities and nonoperating derivative financial instruments, combined with lower interest expense net of interest income of $6.2 million, lower losses from equity affiliates of $5.0 million, lower losses on asset disposals of $3.6 million and an increase in foreign currency transaction gains of $2.3 million, partially offset by higher corporate legal and environmental costs of $9.7 million and higher general administration costs of $5.8 million. Lower average outstanding debt balances during the first quarter of 2003 as compared with the prior year resulted in the $6.2 million decrease in net interest expense between periods. The losses from equity affiliates in 2003 and 2002 are primarily due to losses from AVESTOR, a joint venture formed in 2001 to produce a revolutionary lithium-metal-polymer battery.

     The income tax expense for the first quarter of 2003 was $65.9 million, compared with an income tax benefit of $1.8 million in the same 2002 period. The change was primarily due to the company generating income in the 2003 first quarter versus a loss in the comparable 2002 period. Additionally, on July 24, 2002, the United Kingdom government made certain changes to its existing tax laws. Under one of these changes, companies are required to pay a supplementary corporate tax charge of 10% on profits from their U.K. oil and gas production in addition to the previously required 30% corporate tax on these profits. The impact of this rate change increased the company's first-quarter 2003 provision for income taxes by $11.2 million. The U.K. government also accelerated tax depreciation for capital investments in U.K. upstream activities and abolished North Sea royalty effective January 1, 2003, neither of which is expected to have a material effect on the company's earnings.

     Segment Operations

     Exploration and Production -

     Operating profit for the first quarter of 2003 was $272.2 million, compared with $118.7 million for the same 2002 period. The increase in operating profit was primarily due to higher average realized crude oil and natural gas sales prices and lower production costs, partially offset by lower crude oil sales volumes and higher exploration expense resulting primarily from an increase in dry hole costs. Realized crude oil and natural gas sales prices (including the effects of hedging) increased 42% and 86%, respectively, over 2002 levels.

     Tight crude oil and natural gas supplies and fear of the impact of war in Iraq caused oil and gas prices to increase dramatically over prior-year levels. However, production output level adjustments were made by OPEC before the war in Iraq to prevent a possible shortage in crude oil supply. The result of these output increases combined with the short duration of the war have led to a potential over-supply of crude oil, causing prices to begin to decline from the first-quarter 2003 levels. As a result, OPEC has announced additional plans to adjust its output levels in an effort to stabilize oil prices around the $25-per-barrel mark. In contrast, the U.S. natural gas sector continues to experience tight market conditions and strong prices as storage levels reached historically low levels during the 2003 first quarter.

     Total revenues increased $288.9 million, from $534.6 million for the 2002 first quarter to $823.5 for the same 2003 period. The increase resulted from higher oil and gas prices of $269.6 million, higher natural gas sales volumes of $8.3 million and an increase in other operating revenues of $70.8 million, partially offset by lower crude oil sales volumes of $59.8 million. The increase in other operating revenues is primarily a result of increased sales of third party oil and gas in the Rocky Mountain region and the U.K. The decrease in crude oil sales volumes occurred in Ecuador, the U.S. onshore and U.K. North Sea regions and is primarily due to the divestiture of high-cost properties in 2002 and the 2003 first quarter, partially offset by higher oil sales in the Gulf of Mexico.

     Operating costs totaled $551.3 million for the first quarter of 2003 and $415.9 million for the first quarter of 2002, for an increase of $135.4 million between periods. The increase resulted primarily from higher exploration expense of $108.6 million and higher product, gas-gathering and pipeline costs of $67.3 million, offset by lower oil and gas production costs of $20.4 million and lower depreciation and depletion of $28.9 million. Of the total increase in exploration expense, $101.9 million was attributable to higher dry hole costs. The $67.3 million increase in product, gas-gathering and pipeline costs is directly correlated to the $70.8 million increase in other operating revenues discussed above, and resulted primarily from higher product costs for natural gas marketing activities combined with higher volumes. The decreases in production costs and depreciation and depletion expense resulted from lower production volumes between periods. The decrease in production costs also reflects improvement in the company's cost structure resulting from the divestiture of certain high-cost properties over the past year. These property divestitures were the primary cause for the drop in crude oil production volumes from 204,800 barrels per day in the 2002 first quarter to 165,400 barrels per day in the 2003 first quarter. Higher crude oil production volumes from new projects in the Gulf of Mexico partially offset the decrease between periods.

     The following table shows the company's average crude oil and natural gas sales prices and volumes for the first quarter of 2003 and 2002.

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                           2003            2002
     --------------------------------------------------------------------------

     Crude oil and condensate sales (thousands of bbls/day)
       Domestic
           Offshore                                        59.7             53.3
           Onshore                                         21.3             29.1
       North Sea                                           81.7            111.1
       Other international                                  4.3              8.8
                                                         ------           ------
                 Total continuing operations              167.0            202.3
       Discontinued operations                              2.4              9.1
                                                         ------           ------
                 Total                                    169.4            211.4
                                                         ======           ======

     Average crude oil sales price (per barrel) (a)
       Domestic
           Offshore                                      $26.29           $18.22
           Onshore                                        27.57            18.32
       North Sea                                          27.09            19.60
       Other international                                31.12            16.93
       Average for continuing operations                  26.97            18.94
       Discontinued operations                           $24.47           $18.23

     Natural gas sold (MMcf/day)
       Domestic
           Offshore                                         286              244
           Onshore                                          369              383
       North Sea                                            106              101
                                                         ------           ------
                 Total                                      761              728
                                                         ======           ======

     Average natural gas sales price (per Mcf) (a)
       Domestic
           Offshore                                       $5.38            $2.48
           Onshore                                         4.59             2.48
       North Sea                                           3.35             2.83
       Average                                            $4.71            $2.53

     (a) The effects of the company's hedging program during the first quarter of 2003 are included in the average sales prices shown above and reduced the average crude oil and condensate sales prices from continuing operations by $4.08 per barrel, and the average natural gas sales prices by $.81 per Mcf.

     The company continues to review its options with respect to the Leadon field, which was impaired to fair market value during the fourth quarter of 2002 due to field performance issues. The company's options include sale of the field, tieback of wells to other fixed infrastructure in the area (allowing the company to monetize the Leadon floating facility by marketing it as a development option for another discovery) or continued production from the field until existing wells are fully depleted; however, a long-term solution has not yet been determined.

     Chemicals - Pigment

     Operating profit for the first quarter of 2003 was $7.4 million on revenues of $253.3 million, improving from an operating loss of $11.5 million on revenues of $216.5 million for the same 2002 period. Total revenues increased $36.8 million, or 17%, between periods, of which $27.4 million was due to higher average sales prices and $9.4 million resulted from higher sales volumes as compared with the prior year. The higher average sales prices were driven by strengthening customer demand, which supported price increases for pigment products throughout 2002 and into 2003. Pigment sales volumes increased 6,300 tonnes in the 2003 first quarter compared with the prior-year quarter.

     The $18.9 million increase in operating profit in the 2003 first quarter was primarily due to higher sales prices and volumes, which together increased operating profit by $21.4 million between periods. Lower average product costs during the 2003 first quarter also increased operating profit by $6.7 million over the prior year. These improvements were partially offset by a $7.4 million provision for the closure of the company's synthetic rutile plant in Mobile, Alabama.

     In January 2003, Kerr-McGee announced its plans to close the Mobile, Alabama, facility by year-end 2003, as part of the company's continuous effort to enhance operating profitability. The Mobile plant processes and supplies a portion of the feedstock for the company's titanium dioxide pigment plants in the United States; however, through Kerr-McGee's ongoing supply chain initiatives, feedstock can now be purchased more economically than it can be manufactured at the Mobile plant. As a result of these steps, the company anticipates significant savings.

     Chemicals - Other

     Operating loss in the 2003 first quarter was $10.0 million on revenues of $50.3 million, compared with operating profit of $3.6 million on revenues of $47.4 million in the same 2002 period. The decrease in operating profit was primarily due to a net environmental provision of $11.0 million in the first quarter of 2003 for remediation of ammonium perchlorate related to the company's Henderson, Nevada, operations (see Note K).

     Financial Condition

     At March 31, 2003, the company's net working capital position was a negative $235.5 million, compared with a positive $87.4 million at March 31, 2002, and a negative $319.7 million at December 31, 2002. The current ratio was .8 to 1 at both March 31, 2003 and December 31, 2002, compared with 1.1 to 1 at March 31, 2002. The negative working capital at both December 31, 2002 and March 31, 2003, was not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has sufficient unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

     The company's percentage of net debt (debt less cash) to capitalization was 59% at March 31, 2003, compared with 60% at both December 31, 2002 and March 31, 2002. The decrease from December 31, 2002, resulted primarily from reduced debt balances combined with an increase in stockholders' equity for the period. The company had unused lines of credit and revolving credit facilities of $1.399 billion at March 31, 2003. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS. Currently the size of the company's commercial paper program totals $1.2 billion, which can be issued based on market conditions.

     As of December 31, 2002, the company's senior unsecured debt was rated BBB by Standard & Poor's and Fitch and the equivalent by Moody's. During May 2003, Moody's downgraded the company's senior unsecured debt from Baa2 to Baa3 and downgraded the company's commercial paper from Prime-2 to Prime-3. As a result of the Moody's downgrade, the company's borrowing costs may increase, and the company may experience a different mix of investor interest in its debt and/or amounts they are individually willing to invest. The company believes that it has the ability to provide for its operational needs and its long- and short-term capital programs through its operating cash flow (partially protected by the company's hedging program), borrowing capacity and ability to raise capital. Should operating cash flow decline, the company may reduce its capital expenditures program, borrow under its commercial paper program and/or consider selective long-term borrowings or equity issuances. Kerr-McGee's commercial paper programs are backed by the revolving credit facilities currently in place.

     The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, which allow each holder to receive between .85 and 1.0 share of Devon common stock or, at the company's option, an equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide the company a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have a call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognizes in Other Income (Loss) any gains or losses resulting from changes in the fair value of the put and call options. At March 31, 2002, the fair values of the embedded put and call options were nil and $82.8 million, respectively. On December 31, 2002, the fair values of the embedded put and call options were nil and $66.6 million respectively. During the first quarters of 2003 and 2002, the company recorded losses of $16.2 million and $74.3 million, respectively, in Other Income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decease in the market value of 85% of the Devon stock owned by the company. The fair value of the 8.4 million shares of Devon classified as trading securities was $406.8 million at March 31, 2003, and $387.2 million at December 31, 2002. During the first quarters of 2003 and 2002, the company recorded unrealized gains of $19.6 million and $81.2 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. The remaining 15% of the Devon shares are accounted for as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive income. The fair value of the Devon shares classified as available for sale was $73.2 million at March 31, 2003, and $69.7 million at December 31, 2002.

     Operating activities provided net cash of $321.7 million in the first three months of 2003. Cash provided by operating activities and proceeds of $185.4 million from exploration and production divestitures were sufficient to fund the company's net reduction in long-term debt of $149.2 million, capital expenditures of $201.4 million, and dividends of $45.2 million during the first quarter of 2003.

     Capital expenditures for the first three months of 2003, excluding dry hole costs, totaled $201.4 million, compared with $344.2 million for the comparable prior-year period. This decrease is largely due to higher capital expenditures in the U.K. North Sea region during the 2002 first quarter related primarily to the Leadon, Tullich and Maclure fields. Exploration and production expenditures, principally in the Gulf of Mexico and onshore United States, were 91% of the 2003 total expenditures. Chemical - pigment expenditures were 8% of the 2003 total, while chemical - other and corporate incurred the remaining 1% of the first-quarter 2003 expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

     New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred (as defined by the standard), with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

     The company adopted FAS 143 on January 1, 2003, which resulted in an increase in net property of $127.5 million, an increase in abandonment liabilities of $180.4 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting principle. In accordance with the provisions of FAS 143, Kerr-McGee accrues an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. No market risk premium has been included in the company's calculation of the ARO for oil and gas wells and platforms since no reliable estimate can be made by the company. In connection with the change in accounting principle, abandonment expense of $9.3 million for the first quarter of 2002 has been reclassified from Costs and operating expenses to Depreciation and depletion in the Consolidated Statement of Operations to be consistent with the 2003 presentation. Additionally in January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, by the end of 2003. Since the plant has a determinate closure date, the company has also accrued an abandonment liability associated with its plans to decommission the Mobile facility.

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     Beginning in March 2002 and continuing through January 2003, the company entered into hedging contracts for a portion of its oil and natural gas production. The commodity hedging program was initiated to increase the predictability of the company's cash flows and support additional capital projects since hedging contracts fix the commodity prices to be received in the future. At March 31, 2003, the company had outstanding contracts to hedge a total of 12.3 million barrels of North Sea crude oil production,
     9.6 million barrels of domestic crude oil production and 103.1 million MMBtu of domestic natural gas production for the period from April through December 2003. The net liability fair value of the hedge contracts outstanding at March 31, 2003, was $11.1 million for North Sea crude oil, $19.9 million for domestic crude oil and $100.6 million for domestic natural gas.

     At March 31, 2003, the following commodity-related derivative contracts were outstanding:

                                                        Daily            Average
     Contract Type (1)                    Period       Volume              Price
     ---------------------------------------------------------------------------

     Natural Gas                                         MMBtu           $/MMBtu
     -----------                                         -----           -------

     Fixed-price swaps (NYMEX)              2003       310,000             $4.00

     Costless collars (NYMEX)               2003        65,000       $3.50-$5.26

     Basis swaps (CIG)                      2003        64,580             $0.36

     Crude Oil                                             Bbl             $/Bbl
     ---------                                             ---             -----

     Fixed-price swaps (WTI)           Q2 - 2003        35,000            $26.02
                                       Q3 - 2003        34,500            $25.99
                                       Q4 - 2003        35,000            $26.01

     Fixed-price swaps (Brent)         Q2 - 2003        44,500            $25.01
                                       Q3 - 2003        44,500            $24.99
                                       Q4 - 2003        45,000            $25.04

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


     Following are the notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated contract values for open contracts at March 31, 2003 to purchase (sell) foreign currencies. Contract values are based on the estimated forward exchange rates in effect at quarter-end. All amounts are U.S. dollar equivalents.

                                                                                                          Estimated
     (Millions of dollars,                            Notional           Weighted-Average                  Contract
     except average contract rates)                     Amount              Contract Rate                     Value
     --------------------------------------------------------------------------------------------------------------

     Open contracts at March 31, 2003 -
         Maturing in 2003 -
              British pound sterling                    $107.5                     1.5448                    $108.5
              Australian dollar                           46.9                      .5598                      49.6
              Euro                                        (6.6)                    1.0721                      (6.6)
              British pound sterling                       (.4)                    1.6027                       (.4)
              New Zealand dollar                           (.4)                     .5343                       (.4)
         Maturing in 2004 -
              Australian dollar                           37.7                      .5366                      40.5

     Item 4.  Controls and Procedures.

     Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           Forward-Looking Information

     Statements in this quarterly report regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions, trade and regulatory matters, general economic conditions, and other factors and risks identified in the Risk Factors section of the company's Annual Report on Form 10-K and other SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.



                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.


     (a) For a discussion of legal proceedings and contingencies, reference is made to Note K to the consolidated financial statements included in
          Part I, Item 1. of this Form 10-Q, which is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits -

             Exhibit No
             ----------

                    3.1 Amended and restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

                    3.2 Amended and restated Bylaws of Kerr-McGee Corporation, filed as Exhibit 3.2 to the company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

                   99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) Reports on Form 8-K -

             The following Current Reports on Form 8-K were filed by the company during the quarter ended March 31, 2003:


                    o Current Report dated January 23, 2003, announcing a conference call to discuss fourth-quarter 2002 financial and operating results and expectations for the future.

                    o Current Report dated January 28, 2003, announcing a conference call to discuss fourth-quarter 2002 financial and operating results and expectations for the future and certain expectations for oil and natural gas production volumes for the year 2003.

                    o Current Report dated January 29, 2003, announcing the company's fourth-quarter 2002 earnings.

                    o Current Report dated February 11, 2003, announcing the availability of a live internet link to the Company's security analyst meeting, held on Wednesday, February 19, 2003, which included presentations by the company's senior management team and covered the financial and operating outlook for 2003.

                    o Current Report dated February 19, 2003, announcing a security analyst meeting to discuss the company's financial and operating outlook for 2003 and certain expectations for oil and natural gas production volumes for the year 2003.

                    o Current Report dated February 24, 2003, announcing a conference call to discuss first-quarter 2003 financial and operating activities, and expectations for the future.

                    o    Current Report dated March 17, 2003, announcing Kenneth
                         W. Crouch had been elected executive vice president and David A. Hager had been elected senior vice president, succeeding Crouch as head of worldwide exploration and production.

                    o Current Report dated March 19, 2003, announcing a conference call to discuss interim first-quarter 2003 financial and operating activities, and expectations for the future.

                    o Current Report dated March 25, 2003, announcing a security analyst meeting to discuss the company's financial and operating outlook for 2003 and certain expectations for oil and natural gas production volumes for the year 2003.





                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KERR-McGEE CORPORATION

     Date:  May 13, 2003                    By:    /s/ John M. Rauh
            ------------
                                                   -----------------------------
                                                   John M. Rauh
                                                   Vice President and Controller
                                                   and Chief Accounting Officer

                                 CERTIFICATIONS

I, Luke R. Corbett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Kerr-McGee Corporation;

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

     5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons fulfilling the equivalent function):

          i. all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                         /s/ Luke R. Corbett
                                                         -----------------------
                                                         Luke R. Corbett
                                                         Chief Executive Officer
                                                         May 13, 2003

                                 CERTIFICATIONS

I, Robert M. Wohleber, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Kerr-McGee Corporation;

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

     5. The company's other certifying officer and I have disclosed, based on our most recent evaluation, to the company's auditors and the audit committee of the company's board of directors (or persons fulfilling the equivalent function):

          i. all significant deficiencies in the design or operation of internal controls which could adversely affect the company's ability to record, process, summarize and report financial data and have identified for the company's auditors any material weaknesses in internal controls; and

          ii. any fraud, whether or not material, that involves management or other employees who have a significant role in the company's internal controls; and

     6. The company's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                         /s/ Robert M. Wohleber
                                                         ----------------------
                                                         Robert M. Wohleber
                                                         Chief Financial Officer
                                                         May 13, 2003