Form 10-Q
period 2003-06-30
KERR MCGEE CORP /DE
filed 2003-08-06
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                              Yes  X      No
                                 -----

Number of shares of common stock, $1.00 par value, outstanding as of July 31, 2003: 100,851,559.

                             KERR-McGEE CORPORATION




                                      INDEX



                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                              PAGE
                                                                           ----

           Consolidated Statement of Operations for the Three
           and Six Months Ended June 30, 2003 and 2002                        1

           Consolidated Balance Sheet at June 30, 2003 and
           December 31, 2002                                                  2

           Consolidated Statement of Cash Flows for the Six
           Months Ended June 30, 2003 and 2002                                3

           Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 29

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                         36

Item 4.  Controls and Procedures                                             37

Forward-Looking Information                                                  38


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   38

Item 4.  Submission of Matters to a Vote of Security Holders                 38

Item 6.  Exhibits and Reports on Form 8-K                                    39

SIGNATURE                                                                    40

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                              Three Months               Six Months
                                                                                  Ended                     Ended
                                                                                June 30,                  June 30,
                                                                          ---------------------     ---------------------
(Millions of dollars, except per-share amounts)                             2003         2002         2003         2002
-------------------------------------------------------------------------------------------------------------------------

Sales                                                                     $1,073.7     $  932.0     $2,200.9     $1,730.5
                                                                          --------     --------     --------     --------

Costs and Expenses
  Costs and operating expenses                                               460.2        376.6        872.2        726.3
  Selling, general and administrative expenses                                79.1        121.6        150.0        177.1
  Shipping and handling expenses                                              35.0         25.1         67.0         54.2
  Depreciation and depletion                                                 193.0        195.9        382.6        408.4
  Accretion expense                                                            6.3            -         12.5            -
  Asset impairments, net of gains on disposal of assets held for sale          (.5)       157.5          (.6)       157.5
  Exploration, including dry holes and amortization of
    undeveloped leases                                                        66.6         46.8        207.1         78.7
  Taxes, other than income taxes                                              21.0         28.2         46.4         54.6
  Provision for environmental remediation and restoration,
    net of reimbursements                                                      1.9         88.0         19.2         90.4
  Interest and debt expense                                                   63.4         68.6        128.4        139.3
                                                                          --------     --------     --------     --------
      Total Costs and Expenses                                               926.0      1,108.3      1,884.8      1,886.5
                                                                          --------     --------     --------     --------

                                                                             147.7       (176.3)       316.1       (156.0)
Other Income (Expense)                                                       (26.9)       (14.1)       (25.2)       (37.9)
                                                                          --------     --------     --------     --------

Income (Loss) before Income Taxes                                            120.8       (190.4)       290.9       (193.9)
Benefit (Provision) for Income Taxes                                         (51.0)        12.7       (116.9)        14.5
                                                                          --------     --------     --------     --------

Income (Loss) from Continuing Operations                                      69.8       (177.7)       174.0       (179.4)
Income (Loss) from Discontinued Operations (net of income tax provision (benefit) of $.2 and $(29.1) for the second quarter of
  2003 and 2002, respectively, and $.2 and $(24.5) for the first six
  months of 2003 and 2002, respectively)                                       (.2)       119.7           .2        126.9
Cumulative Effect of Change in Accounting Principle (net of benefit
  for income taxes of $18.2)                                                     -            -        (34.7)           -
                                                                          --------     --------     --------     --------

Net Income (Loss)                                                         $   69.6     $  (58.0)    $  139.5     $  (52.5)
                                                                          ========     ========     ========     ========

Income (Loss) per Common Share
  Basic -
    Continuing operations                                                 $    .70     $  (1.77)    $   1.73     $  (1.79)
    Discontinued operations                                                      -         1.19            -         1.27
    Cumulative effect of change in accounting principle                          -            -         (.34)           -
                                                                          --------     --------     --------     --------

      Total                                                               $    .70     $   (.58)    $   1.39     $   (.52)
                                                                          ========     ========     ========     ========
  Diluted -
    Continuing operations                                                 $    .68     $  (1.77)    $   1.67     $  (1.79)
    Discontinued operations                                                      -         1.19            -         1.27
    Cumulative effect of change in accounting principle                          -            -         (.31)           -
                                                                          --------     --------     --------     --------

      Total                                                               $    .68     $   (.58)    $   1.36     $   (.52)
                                                                          ========     ========     ========     ========

Dividends Declared per Common Share                                       $    .45     $    .45     $    .90     $    .90
                                                                          ========     ========     ========     ========


The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                             June 30,         December 31,
(Millions of dollars)                                                                           2003                 2002
-------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Current Assets
  Cash                                                                                     $   108.6            $    89.9
  Accounts receivable                                                                          623.8                607.8
  Inventories                                                                                  400.9                402.4
  Deposits, prepaid expenses and other assets                                                  106.5                132.8
  Current assets associated with properties held for disposal                                      -                 57.2
                                                                                            --------            ---------
      Total Current Assets                                                                   1,239.8              1,290.1
                                                                                            --------            ---------

Property, Plant and Equipment                                                               14,266.7             13,722.8
  Less reserves for depreciation, depletion and amortization                                (7,023.6)            (6,687.2)
                                                                                           ---------            ---------
                                                                                             7,243.1              7,035.6
                                                                                           ---------            ---------

Investments and Other Assets                                                                 1,091.2              1,035.2
Goodwill                                                                                       356.4                355.9
Long-Term Assets Associated with Properties Held for Disposal                                   32.6                192.0
                                                                                           ---------            ---------

    Total Assets                                                                           $ 9,963.1            $ 9,908.8
                                                                                           =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                                                         $   668.1            $   785.1
  Long-term debt due within one year                                                           204.8                105.8
  Other current liabilities                                                                    680.9                716.8
  Current liabilities associated with properties held for disposal                              18.3                  2.1
                                                                                           ---------            ---------
    Total Current Liabilities                                                                1,572.1              1,609.8
                                                                                           ---------            ---------

Long-Term Debt                                                                               3,515.0              3,798.1
                                                                                           ---------            ---------

Deferred Income Taxes                                                                        1,209.3              1,145.1
Other Deferred Credits and Reserves                                                          1,048.5                803.7
Long-Term Liabilities Associated with Properties Held for Disposal                                 -                 16.1
                                                                                           ---------            ---------
                                                                                             2,257.8              1,964.9
                                                                                           ---------            ---------
Stockholders' Equity
  Common stock, par value $1 - 300,000,000 shares
    authorized, 100,873,854 shares issued at 6-30-03
    and 100,391,054 shares issued at 12-31-02                                                  100.9                100.4
  Capital in excess of par value                                                             1,707.5              1,687.3
  Preferred stock purchase rights                                                                1.0                  1.0
  Retained earnings                                                                            938.5                885.7
  Accumulated other comprehensive loss                                                         (39.9)               (62.3)
  Common shares in treasury, at cost - 21,545 shares
    at 6-30-03 and 7,299 at 12-31-02                                                            (1.1)                 (.4)
  Deferred compensation                                                                        (88.7)               (75.7)
                                                                                           ---------            ---------
    Total Stockholders' Equity                                                               2,618.2              2,536.0
                                                                                           ---------            ---------

    Total Liabilities and Stockholders' Equity                                             $ 9,963.1            $ 9,908.8
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


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                          -----------------------
(Millions of dollars)                                                                       2003           2002
-----------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income (loss)                                                                         $ 139.5       $   (52.5)
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                                                419.9           426.1
    Accretion expense                                                                        12.5               -
    Asset impairments, net of gains on disposal of assets held for sale                       5.6           182.2
    Dry hole costs                                                                          128.2            15.3
    Deferred income taxes                                                                    80.8          (100.1)
    Provision for environmental remediation and
      restoration, net of reimbursements                                                     19.2            90.4
    Gain on divestiture of discontinued operations                                              -          (108.1)
    (Gain) loss on sale and retirement of assets                                             (2.6)            2.0
    Cumulative effect of change in accounting principle                                      34.7               -
    Noncash items affecting net income                                                       71.8           109.1
    Other net cash provided by (used in) operating activities                              (144.7)          164.7
                                                                                          -------       ---------
        Net Cash Provided by Operating Activities                                           764.9           729.1
                                                                                          -------       ---------

Investing Activities
--------------------
Capital expenditures                                                                       (517.9)         (626.0)
Dry hole costs                                                                             (128.2)          (15.3)
Proceeds from sales of assets                                                               195.9           296.3
Other investing activities                                                                  (14.8)          (25.9)
                                                                                          -------       ---------
        Net Cash Used in Investing Activities                                              (465.0)         (370.9)
                                                                                          -------       ---------

Financing Activities
--------------------
Issuance of long-term debt                                                                   31.5           842.2
Repayment of long-term debt                                                                (222.3)       (1,047.9)
Decrease in short-term borrowings                                                               -            (8.2)
Issuance of common stock                                                                        -             4.9
Dividends paid                                                                              (90.6)          (90.2)
Other financing activities                                                                    (.6)              -
                                                                                          -------       ---------
        Net Cash Used in Financing Activities                                              (282.0)         (299.2)
                                                                                          -------       ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                                  .8            (7.2)
                                                                                          -------       ---------

Net Increase in Cash and Cash Equivalents                                                    18.7            51.8

Cash and Cash Equivalents at Beginning of Period                                             89.9            91.3
                                                                                          -------       ---------

Cash and Cash Equivalents at End of Period                                                $ 108.6       $   143.1
                                                                                          =======       =========


The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

     Change in Accounting Principle - Asset Retirement Obligations
     -------------------------------------------------------------

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 143, "Accounting for Asset Retirement Obligations." FAS 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which it is incurred and becomes determinable (as defined by the standard), with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depreciated such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

     The company adopted FAS 143 on January 1, 2003, which resulted in an increase in net property of $127.5 million, an increase in abandonment liabilities of $180.4 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting standard. In accordance with the provisions of FAS 143, Kerr-McGee accrues an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. No market risk premium has been included in the company's calculation of the ARO for oil and gas wells and platforms since no reliable estimate can be made by the company. In connection with the change in accounting principle, abandonment expense of $8.3 and $17.6 million for the second quarter and first six months of 2002, respectively, has been reclassified from Costs and operating expenses to Depreciation and depletion in the Consolidated Statement of Operations to be consistent with the 2003 presentation. In January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, and closed the plant in June 2003. Since the plant had a determinate closure date, the company accrued an abandonment liability of $17.6 million as of January 1, 2003, associated with its plans to decommission the Mobile facility.


     A summary of the changes in the asset retirement obligation during the first six months of 2003 is included in the table below.

     (Millions of dollars)
     ---------------------------------------------------------------------------

     January 1, 2003                                                     $395.6
       Obligations incurred                                                 6.8
       Accretion expense                                                   12.5
       Abandonment expenditures                                            (9.4)
       Abandonment obligations settled through property divestitures      (12.0)
                                                                         ------
     June 30, 2003                                                       $393.5
                                                                         ======

     Pro forma net loss for the three months ended June 30, 2002, would have been $60 million, with basic and diluted loss per share of $.60, if the provisions of FAS 143 had been applied as of January 1, 2002, compared with net income for the three months ended June 30, 2003, of $69.6 million, with basic and diluted earnings per share of $.70 and $.68, respectively. Pro forma net loss for the six months ended June 30, 2002, would have been $56.5 million, with basic and diluted loss per share of $.56, if the provisions of FAS 143 had been applied as of January 1, 2002, compared with net income for the six months ended June 30, 2003, of $174.2 million before the cumulative effect of change in accounting principle, with basic and diluted earnings per share of $1.73 and $1.67, respectively.

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

     The following table illustrates the effect on net income and earnings per share as if the company had applied the fair-value recognition provisions of FAS 123 to stock-based employee compensation.

                                                                               Three                   Six
                                                                            Months Ended           Months Ended
                                                                              June 30,               June 30,
     (Millions of dollars,                                                 ---------------       ----------------
     except per share amounts)                                              2003     2002         2003      2002
     ------------------------------------------------------------------------------------------------------------

     Net income (loss) as reported                                         $69.6    $(58.0)      $139.5    $(52.5)
       Less stock-based compensation expense
         determined using a fair-value method for
         all awards, net of taxes                                           (4.1)     (3.7)        (8.1)     (7.0)
                                                                           -----    ------       ------    ------
     Pro forma net income (loss)                                           $65.5    $(61.7)      $131.4    $(59.5)
                                                                           =====    ======       ======    ======

     Net income (loss) per share -
       Basic -
         As reported                                                       $ .70    $ (.58)      $ 1.39    $ (.52)
         Pro forma                                                           .65      (.61)        1.31      (.59)

       Diluted -
         As reported                                                         .68      (.58)        1.36      (.52)
          Pro forma                                                          .64      (.61)        1.28      (.59)


     Goodwill and Intangible Assets
     ------------------------------

     In accordance with FAS 142, "Goodwill and Other Intangible Assets," which the company adopted on January 1, 2002, goodwill and certain indefinite-lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual test for impairment was completed in the second quarter of 2003, with no impairment indicated for the $356.4 million of goodwill or the $53.8 million of indefinite-lived intangible assets.

     New Accounting Standards
     ------------------------

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." For variable interest entities in existence as of February 1, 2003, FIN 46 requires consolidation by the primary beneficiary in the interim period beginning after June 15, 2003. In accordance with the provisions of FIN 46, the company believes it will be required to consolidate the business trust created to construct and finance the Gunnison production platform. The construction is being financed by a synthetic lease credit facility between the trust and groups of financial institutions for up to $157 million, with the company making lease payments sufficient to pay interest on the financing. Consolidation of the financing trust will occur in the period beginning July 1, 2003, and the trust is expected to remain subject to consolidation through December 31, 2003. Completion of the Gunnison platform is expected to occur in the first quarter of 2004, at which time the company plans to convert the Gunnison synthetic lease to an operating lease and a different trust will become the lessor/owner of the platform and related equipment. Upon conversion to an operating lease, the company believes the variable interest entity lessor will not be subject to consolidation. The company is in the process of reviewing the effects of FIN 46 relative to its other relationships with possible variable interest entities, such as the lessor trusts that are party to the Nansen and Boomvang operating leases and certain joint-venture arrangements, and does not presently believe that consolidation of these entities is required.


B.   Derivatives

     The company is exposed to risk from fluctuations in crude oil and natural gas prices, foreign currency exchange rates, and interest rates. To reduce the impact of these risks on earnings and to increase the predictability of its cash flow, from time to time the company enters into certain derivative contracts, primarily swaps, collars and basis contracts for a portion of its oil and gas production; forward contracts to buy and sell foreign currencies; and interest rate swaps.

     The company accounts for all its derivative financial instruments in accordance with FAS 133, "Accounting for Derivative Instruments and Hedging Activities." Derivative financial instruments are recorded as assets or liabilities in the Consolidated Balance Sheet, measured at fair value. When available, quoted market prices are used in determining fair value; however, if quoted market prices are not available, the company estimates the fair value using either quoted market prices of financial instruments with similar characteristics or other valuation techniques.

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

     Kerr-McGee Rocky Mountain Corp. and its marketing subsidiary, Kerr-McGee Energy Services Corp., are parties to a number of derivative contracts for purchases and sales of gas, basis differences and energy-related contracts. Prior to 2002, the company had treated all of these derivatives as speculative and marked to market through income each month the change in derivative fair values. In 2002, the company designated the remaining portion of the gas basis swaps that settled in 2002 and all that settle in 2003 as hedges.

     In March 2002, the company began hedging a portion of its 2002 oil and natural gas production with fixed-price swaps to increase the predictability of its cash flow and support additional capital expenditures. During the fourth quarter of 2002, the company expanded the hedging program to cover a portion of the estimated 2003 crude oil and natural gas production by adding fixed-price swaps, basis swaps and costless collars. The hedging program was extended further during the first quarter of 2003 with the addition of fixed-price swaps covering fourth-quarter 2003 production. At June 30, 2003, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $135.5 million, of which $4.9 million was recorded in current assets and $140.4 million was recorded in current liabilities. At December 31, 2002, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $83.4 million, of which $27.1 million was recorded in current assets and $110.5 million was recorded in current liabilities. The fair value of these derivative instruments was determined based on prices actively quoted, generally NYMEX and Dated Brent prices as of the balance sheet dates. The company had after-tax deferred losses of $83.1 million and $50.3 million in accumulated other comprehensive loss associated with these contracts at June 30, 2003 and December 31, 2002, respectively. The company expects to reclassify the entire amount of these losses into earnings during the next six months, assuming no further changes in fair-market value of the contracts. During the second quarter of 2003, the company realized pretax losses on contract settlements of $9.2 million on domestic oil hedging, $4 million on North Sea oil hedging and $36.7 million on domestic natural gas hedging. During the first six months of 2003, the company realized pretax losses on contract settlements of $42 million on domestic oil hedging, $32.5 million on North Sea oil hedging and $92.1 million on domestic natural gas hedging. During the second quarter and first six months of 2002, the company realized pre-tax losses on contract settlements of $5.9 million on domestic oil hedging, $12.4 million on North Sea oil hedging and $3.3 million on domestic natural gas hedging. No losses were realized for contract settlements during the first quarter of 2002, as settlements did not begin to occur until the 2002 second quarter. The physical sale of crude oil and natural gas at prices higher than those in the derivative contracts is offset by the losses realized on the contract settlements. Losses for hedge ineffectiveness are recognized as a reduction to Sales in the Consolidated Statement of Operations and totaled $.1 million and $3.7 million in the 2003 second quarter and first six months, respectively, and nil and $.1 million in the 2002 second quarter and first six months, respectively.

     As discussed in the company's 2002 Form 10-K, the company is also party to other commodity contracts (fixed-price natural gas physical and derivative contracts) that have not been designated as cash flow hedges. These commodity contracts are recorded in the balance sheet at fair value, with any changes in fair value recorded through earnings. At June 30, 2003, the fair value of these contracts was $21.7 million. Of this amount, $12.6 million was recorded in current assets, $15.5 million in Investments and Other Assets, $5.2 million in current liabilities, and $1.2 million in deferred credits. At December 31, 2002, the fair value of these contracts was $29.1 million. Of this amount, $30.7 million was recorded in current assets, $22.4 million in Investments and Other Assets, $23.3 million in current liabilities, and $.7 million in deferred credits. The net loss associated with the derivative contracts was $2.9 million for the three months ended June 30, 2003, of which $1.1 million was recorded as a gain in Sales in the Consolidated Statement of Operations and $4 million was recorded as a loss in Other Income. The net loss associated with the derivative contracts was $16.2 million for the six months ended June 30, 2003, of which a $9.7 million loss was included in Sales in the Consolidated Statement of Operations and a $6.5 million loss was included in Other Income. The net loss associated with the derivative contracts totaled $2.3 million in the second quarter of 2002, of which $1.6 million was included in Sales and $.7 million was included in Other Income, and $27.2 million in the first six months of 2002, of which $10.8 million was included in Sales and $16.4 million was included in Other Income.

     From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures and operating costs. These forward contracts generally have durations of less than three years. At June 30, 2003, the outstanding foreign exchange derivative contracts accounted for as hedges had a net asset fair value of $20 million, of which $16.2 million was recorded in current assets and $3.8 million was recorded in Investments and Other Assets. Changes in the fair value of these contracts are recorded in accumulated other comprehensive loss and will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of operating costs and when the hedged assets are depreciated in the case of a hedge of capital expenditures). At June 30, 2003, the company had an after-tax deferred gain of $11.9 million in accumulated other comprehensive loss related to these contracts. During the second quarter and first six months of 2003, the company reclassified $3.7 million and $5 million of gains on forward contracts from accumulated other comprehensive loss to operating expenses in the statement of operations. Of the existing net gains at June 30, 2003, approximately $9.2 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the second quarter, and no ineffectiveness was recognized.

     The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rates. The estimated fair value of these contracts was not material at June 30, 2003. Selected pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. However, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables.

     The company issued 5 1/2% debt exchangeable for common stock (DECS) in August 1999, allowing each holder to receive between .85 and 1.0 share of Devon stock or the equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide Kerr-McGee a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have a call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognizes in Other Income on a monthly basis any gains or losses of the put and call options. At June 30, 2003, the fair values of the embedded put and call options were nil and $124.7 million, respectively. On December 31, 2002, the fair values of the embedded put and call options were nil and $66.6 million, respectively. During the second quarter of 2003, the company recorded a loss of $41.9 million in Other Income for the changes in the fair values of the put and call options, compared with a gain of $.1 million during the second quarter of 2002. During the first six months of 2003 and 2002, the company recorded losses of $58.1 million and $74.2 million, respectively, in Other Income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decrease in the market value of 85% of the Devon stock owned by the company. The fair value of the 8.4 million shares of Devon classified as trading securities was $450.5 million at June 30, 2003, and $387.2 million at December 31, 2002. During the second quarter of 2003 and 2002, the company recorded unrealized gains of $43.7 million and $8.5 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. During the first six months of 2003 and 2002, the company recorded unrealized gains of $63.3 million and $89.7 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. The company accounts for the remaining 15% of the Devon shares as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive loss.

     In connection with the issuance of $350 million of 5.375% notes due April 15, 2005, the company entered into an interest rate swap agreement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus .875%. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes. The estimated fair value of the interest rate swap was $21.2 million and $20.6 million at June 30, 2003 and December 31, 2002, respectively. The company recognized a reduction in interest expense from the swap arrangement of $2.8 million and $5.5 million in the three and six months ended June 30, 2003, respectively, and $1.8 million in the three and six months ended June 30, 2002.


C.   Discontinued Operations, Asset Impairments and Asset Disposals

     In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the portion of Accounting Principles Board Opinion No. 30 that deals with disposal of a business segment. The new standard resolves significant implementation issues related to FAS 121 and establishes a single accounting model for long-lived assets to be disposed of by sale. The company adopted FAS 144 as of January 1, 2002, and, in accordance with the standard, classified certain asset disposal groups whose operations and cash flows can be clearly distinguished from the rest of the company as discontinued operations.

     During the first quarter of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan and of its interest in the Bayu-Undan project in the East Timor Sea offshore Australia. During the second quarter of 2002, the company approved a plan to dispose of its exploration and production interest in the Jabung block in Sumatra, Indonesia. These divestiture decisions were made as part of the company's strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in the company's Consolidated Statement of Operations. In connection with the planned disposals, the related assets were evaluated and an impairment loss was recorded during the second quarter of 2002 for the Kazakhstan operations, calculated as the difference between the estimated sales price for the operation, less costs to sell, and the company's carrying value of the assets. This impairment loss totaled $24.7 million and is reported as part of discontinued operations in the second quarter of 2002.

     On May 3, 2002, the company completed the sale of its interest in the Bayu-Undan project for $132.3 million in cash. The sale resulted in a pretax gain of $34.8 million. On June 13, 2002, the company completed the sale of its interest in the Jabung block in Sumatra for $170.7 million in cash with an $11 million contingent purchase price pending government approval of an LPG project. The sale resulted in a pretax gain of $73.3 million (excluding the contingent purchase price). On March 31, 2003, the company completed the sale of its Kazakhstan operations to Shell Kazakhstan Development (Shell) for $168.6 million in cash. In connection with this sale, the company has recorded an $18.3 million settlement liability due to Shell for the net cash flow of the Kazakhstan operations from the effective date of the transaction to the closing date. The amount of the settlement liability is subject to review by Shell and is expected to be paid during the third quarter of 2003. The net proceeds received by the company for these divestitures were used to reduce outstanding debt.

     Revenues applicable to the discontinued operations were nil and $10 million for the three months ended June 30, 2003 and 2002, respectively, and $5.6 million and $25.2 million for the six months ended June 30, 2003 and 2002, respectively. Pretax income for the discontinued operations was nil and $90.6 million (including the gains on sale of $108.1 million and the impairment loss of $24.7 million) for the three months ended June 30, 2003 and 2002, respectively, and $.4 million (including impairment losses of $6.2 million) and $102.4 million (including the gains on sale of $108.1 million and the impairment loss of $24.7 million) for the six months ended June 30, 2003 and 2002, respectively.

     As part of the company's plan to divest noncore properties discussed above, certain individually insignificant exploration and production segment assets for which operations and cash flows were not clearly distinguishable from the company's operations were identified for disposal and classified as held for sale. Pretax asset impairment charges (credits) related to certain assets held for sale in the U.S. onshore, Gulf of Mexico shelf and U.K. North Sea regions totaled $(.3) million and $8.5 million during the second quarter and first six months of 2003, respectively. The impairment charges on assets held for sale for the three and six months ended June 30, 2002, totaled $146.6 million and included $110.6 million related to certain domestic properties and $36 million related to certain North Sea properties. The impairment losses reflect the difference between the estimated sales prices for the individual properties or group of properties, less the costs to sell, and the carrying amount of the net assets.

     Pretax impairment losses totaling $5.1 million were also recognized during the six months ended June 30, 2003, for certain mature company-operated properties and nonoperated royalty interests that are not considered held for sale. For the three and six months ended June 30, 2002, pretax impairment losses totaled $10.9 million on assets not considered held for sale. This impairment loss was related to a field located in the northwest area of the North Sea that was deemed impaired because expectations of future cash flows were less than the carrying value of the related assets.

     The company recognized a net gain on disposal of assets held for sale of $14.2 million during the first six months of 2003, which is netted with total asset impairment charges of $13.6 million in the Consolidated Statement of Operations. No gain or loss on disposal of assets held for sale was recognized in the first six months of 2002. The company expects to complete the divestiture of its other remaining assets identified as being held for sale in the third quarter of 2003. The assets and liabilities of discontinued operations and other assets held for sale have been classified as Assets/Liabilities Associated with Properties Held for Disposal in the Consolidated Balance Sheet.


D.   Cash Flow Information

     Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                           Six Months Ended
                                                                June 30,
                                                         -----------------------
     (Millions of dollars)                                2003            2002
     ---------------------------------------------------------------------------

     Income tax payments                                 $ 64.9         $  48.9
     Less refunds received                                (14.8)         (253.4)
                                                         ------         -------
     Net income tax payments (refunds)                   $ 50.1         $(204.5)
                                                         ======         =======

     Interest payments                                   $119.0         $ 128.6
                                                         ======         =======

     Noncash items affecting net income included in the reconciliation of net income to net cash provided by operating activities include the following:

                                                               Six Months Ended
                                                                  June 30,
                                                              ------------------
     (Millions of dollars)                                     2003        2002
     ---------------------------------------------------------------------------

     Unrealized gain on trading securities                    $(63.3)    $(89.7)
     Increase in fair value of embedded options in the DECS     58.1       74.2
     Litigation reserve provisions                               6.5       70.0
     Loss from equity affiliates                                12.8       15.7
     All other (1)                                              57.7       38.9
                                                              ------     ------
        Total                                                 $ 71.8     $109.1
                                                              ======     ======

     Other  net  cash  provided  by  (used  in)  operating   activities  in  the
     Consolidated Statement of Cash Flows consists of the following:

                                                               Six Months Ended
                                                                  June 30,
                                                             -------------------
     (Millions of dollars)                                     2003        2002
     ---------------------------------------------------------------------------
     Increase (decrease) due to changes in working
       capital accounts                                      $ (83.7)    $255.9
     Environmental expenditures                                (36.4)     (48.9)
     Cash abandonment expenditures - exploration and
       production                                               (9.4)     (28.1)
     All other (1)                                             (15.2)     (14.2)
                                                             -------     ------
        Total                                                $(144.7)    $164.7
                                                             =======     ======

     (1) No other individual item is material to total cash flows from operations.


E.   Comprehensive Income and Financial Instruments

     Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002, is as follows:

                                                                          Three Months              Six Months
                                                                             Ended                    Ended
                                                                            June 30,                 June 30,
                                                                        ----------------         ------------------
     (Millions of dollars)                                               2003      2002           2003        2002
     --------------------------------------------------------------------------------------------------------------

     Net income (loss)                                                  $69.6     $(58.0)        $139.5      $(52.5)
     Unrealized gains on securities                                       5.1        1.0            7.4        10.5
     Change in fair value of cash flow hedges                             1.9       43.0          (13.7)      (25.2)
     Foreign currency translation adjustment                             17.1       37.5           28.0        30.9
     Other                                                                  -          -            0.8           -
                                                                        -----     ------         ------     -------
       Comprehensive income (loss)                                      $93.7     $ 23.5         $162.0      $(36.3)
                                                                        =====     ======         ======      ======

     The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at June 30, 2003 or December 31, 2002. At June 30, 2003 and December 31, 2002, available-for-sale securities for which fair value can be determined were as follows:

                                                      June 30, 2003                         December 31, 2002
                                           -------------------------------         ------------------------------
                                                                     Gross                                  Gross
                                                                Unrealized                             Unrealized
                                            Fair                   Holding          Fair                  Holding
     (Millions of dollars)                 Value       Cost           Gain         Value      Cost           Gain
     ------------------------------------------------------------------------------------------------------------

     Equity securities                     $81.1      $31.9          $21.2 (1)     $69.7     $31.9           $9.8 (1)
     U.S. government obligations -
       Maturing within one year              3.8        3.8              -           2.4       2.4              -
       Maturing between one year
         and four years                       .1         .1              -           1.6       1.6              -
                                                                     -----                                   ----
           Total                                                     $21.2                                   $9.8
                                                                     =====                                   ====

     (1) These amounts include $28 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.


F.   Equity Affiliates

     Investments in equity affiliates totaled $120.9 million at June 30, 2003, and $122.9 million at December 31, 2002. Equity loss related to the investments is included in Other Income in the Consolidated Statement of Operations and totaled $6.7 million and $4.6 million for the three months ended June 30, 2003 and 2002, respectively. For the first six months of 2003, the loss in equity affiliates totaled $12.8 million, compared with $15.7 million for the same 2002 period.


G.   Restructuring Provisions and Exit Activities

     The company closed its synthetic rutile plant in Mobile, Alabama, during June 2003. During the second quarter and first six months of 2003, the company's chemical - pigment operating unit provided $8.1 million and $24.6 million for costs associated with the closure of this facility. Included in the $24.6 million were $14.1 million recorded as a cumulative effect of change in accounting principle related to the recognition of an asset retirement obligation and $10.5 million for the accrual of severance benefits. The provision for severance benefits is included in the restructuring reserve balance below (see Note A for a discussion of the asset retirement obligation). Of the total provision of $10.5 million, $4.3 million has been paid through the 2003 second quarter and $6.2 million remained in the accrual at June 30, 2003. Approximately 140 employees will ultimately be terminated in connection with this plant closure. Additionally, during the first six months of 2003, the company recognized $15.1 million in accelerated depreciation on the plant assets, $6.1 million for curtailment costs related to pension and postretirement benefits, $3.9 million for cleanup and decommissioning costs associated with the plant, and $.7 million for other settlement costs.

     During 2002, the company's chemical - other operating unit provided $16.5 million for costs associated with its plans to exit the forest products business, of which nil was recorded in the second quarter of 2002 and $.7 million was recorded during the first six months of 2002. During the first half of 2003, the company provided an additional $3.6 million associated with exiting the forest products business. Included in the total provision of $20.1 million were $15.6 million for dismantlement and closure costs, and $4.5 million for severance costs. These costs are reflected in costs and operating expenses in the Consolidated Statement of Operations. Of the total accrual, $2.3 million has been paid through the 2003 second quarter and $17.8 million remained in the accrual at June 30, 2003. In connection with the plant closures, 252 employees will be terminated, of which 52 were terminated as of June 30, 2003. Additionally, during the first six months of 2003, the company recognized $8.1 million for curtailment costs related to pension and postretirement benefits.

     In 2001, the company's chemical - pigment operating unit provided $31.8 million related to the closure of a plant in Antwerp, Belgium. The provision consisted of $12 million for severance costs, $11.5 million for dismantlement costs, $6.7 million for contract settlement costs and $1.6 million for other plant closure costs. Of this total accrual, $26.8 million has been paid through the 2003 second quarter and $6.6 million remained in the accrual at June 30, 2003. As a result of this plant closure, 121 employees have been terminated as of June 30, 2003.

     Also in 2001, the company's chemical - other operating unit provided $11.9 million for the discontinuation of manganese metal production at its Hamilton, Mississippi, facility. The provision consisted of $6.6 million for pond-closure cost, $2.4 million for severance costs and $2.9 million for other plant closure costs. Of the total provision, $10.5 million has been paid through the 2003 second quarter and $1.4 million remained in the accrual at June 30, 2003, for pond closure costs.

     The provisions, payments, adjustments and restructuring reserve balances for the six-month period ended June 30, 2003, are included in the table below.

                                                                   Dismantlement
                                                   Personnel                 and
     (Millions of dollars)                Total        Costs             Closure
     ---------------------------------------------------------------------------

     December 31, 2002                    $26.6        $ 3.8              $22.8
       Provisions                          14.1         14.1                  -
       Payments                            (8.3)        (5.9)              (2.4)
       Adjustments (1)                      (.4)         (.5)                .1
                                          -----        -----              -----
     June 30, 2003                        $32.0        $11.5              $20.5
                                          =====        =====              =====


     (1) Foreign-currency translation adjustments related to Antwerp, Belgium, accrual.


H.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month and six-month periods ended June 30, 2003 and 2002.

                                                           For the Three Months Ended June 30,
                                     ---------------------------------------------------------------------------------
                                                     2003                                        2002
                                     -------------------------------------        ------------------------------------

                                     Income from                                   Loss from
     (In millions, except             Continuing                 Per-Share        Continuing                 Per-Share
     per-share amounts)               Operations      Shares        Income        Operations       Shares         Loss
     -----------------------------------------------------------------------------------------------------------------

     Basic EPS                             $69.8       100.1         $ .70           $(177.7)       100.3       $(1.77)
                                                                     =====                                      ======
       Effect of dilutive securities:
         5 1/4% convertible
           debentures                        5.3         9.8                               -            -
         Restricted stock                      -          .7                               -            -
         Stock options                         -          .1                               -            -
                                           -----       -----                         -------        -----
     Diluted EPS                           $75.1       110.7         $ .68           $(177.7)       100.3       $(1.77)
                                           =====       =====         =====           =======        =====       ======

                                                            For the Six Months Ended June 30,
                                     ---------------------------------------------------------------------------------
                                                     2003                                        2002
                                     -------------------------------------        ------------------------------------

                                     Income from                                   Loss from
     (In millions, except             Continuing                 Per-Share        Continuing                 Per-Share
     per-share amounts)               Operations      Shares        Income        Operations       Shares         Loss
     -----------------------------------------------------------------------------------------------------------------

     Basic EPS                            $174.0       100.1         $1.73           $(179.4)       100.3       $(1.79)
                                                                     =====                                      ======
       Effect of dilutive securities:
         5 1/4% convertible
           debentures                       10.7         9.8                               -            -
         Restricted stock                      -          .7                               -            -
                                          ------       -----                         -------        -----
     Diluted EPS                          $184.7       110.6         $1.67           $(179.4)       100.3       $(1.79)
                                          ======       =====         =====           =======        =====       ======



I.   Accounts Receivable Sales

     In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. Under the existing program, the company retained servicing responsibilities and subordinated interests and receives a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has very limited obligations for any recourse actions on the sold receivables. The collection of the receivables is insured, and only receivables that qualify for credit insurance can be sold. A portion of the insurance is reinsured by the company's captive insurance company. However, the company believes that the risk of insurance loss is very low since its bad-debt experience has historically been insignificant. The company also received preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

     The company sold $155.7 million and $151.7 million of its pigment receivables during the second quarter of 2003 and 2002, respectively. The sale of the receivables resulted in pretax losses of $1 million and $1.2 million during the second quarter of 2003 and 2002, respectively. The company sold $312.5 million and $285.9 million of its pigment receivables during the first six months of 2003 and 2002, respectively. The sale of the receivables resulted in pretax losses of $2.1 million and $2.2 million during the first six months of 2003 and 2002, respectively. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold totaled $108 million at June 30, 2003, and $110.6 million at December 31, 2002.

     On July 30, 2003, the company amended its existing accounts receivable monetization program. The new program has been expanded to include the sale of receivables originated by the company's European chemical operations and the maximum availability under the program is $165 million.

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

     On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank in parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Chemical Worldwide LLC (formerly Kerr-McGee Operating Corporation, which was previously the original Kerr-McGee Corporation) and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information. The top holding company is Kerr-McGee Corporation. The guarantor subsidiaries include Kerr-McGee Chemical Worldwide LLC at June 30, 2003 and December 31, 2002, and its predecessor, Kerr-McGee Operating Corporation, at June 30, 2002, along with Kerr-McGee Rocky Mountain Corporation in 2003 and 2002.

     The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2003

                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------

Sales                                                 $    -         $169.3           $908.7          $ (4.3)       $1,073.7
                                                      ------         ------           ------          ------        --------

Costs and Expenses
  Costs and operating expenses                             -           82.1            382.7            (4.6)          460.2
  Selling, general and administrative expenses             -            3.0             76.1               -            79.1
  Shipping and handling expenses                           -            2.1             32.9               -            35.0
  Depreciation and depletion                               -           30.4            162.6               -           193.0
  Accretion expense                                        -             .6              5.7               -             6.3
  Asset impairments, net of gains on disposal of
    assets held for sale                                   -            1.7             (2.2)              -             (.5)
  Exploration, including dry holes and
    amortization of undeveloped leases                     -            2.9             63.7               -            66.6
  Taxes, other than income taxes                          .1            3.2             17.7               -            21.0
  Provision for environmental remediation
    and restoration, net of reimbursements                 -             .7              1.2               -             1.9
  Interest and debt expense                             28.8            8.3             70.0           (43.7)           63.4
                                                      ------         ------           ------          ------        --------
      Total Costs and Expenses                          28.9          135.0            810.4           (48.3)          926.0
                                                      ------         ------           ------          ------        --------

                                                       (28.9)          34.3             98.3            44.0           147.7
Other Income (Expense)                                 149.7          (25.8)            14.7          (165.5)          (26.9)
                                                      ------         ------           ------          ------        --------
Income before Income Taxes                             120.8            8.5            113.0          (121.5)          120.8
Benefit (Provision) for Income Taxes                   (51.2)           1.4            (45.9)           44.7           (51.0)
                                                      ------         ------           ------          ------        --------
Income from Continuing Operations                       69.6            9.9             67.1           (76.8)           69.8
Income (Loss) from Discontinued Operations,
  net of tax                                               -             .4              (.6)              -             (.2)
                                                      ------         ------           ------          ------        --------
Net Income                                            $ 69.6         $ 10.3           $ 66.5          $(76.8)       $   69.6
                                                      ======         ======           ======          ======        ========



                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2002

                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------

   Sales                                              $    -         $ 81.0         $  851.0          $    -        $  932.0
                                                      ------         ------         --------          ------        --------

   Costs and Expenses
     Costs and operating expenses                          -           21.0            355.6               -           376.6
     Selling, general and administrative expenses          -             .9            120.7               -           121.6
     Shipping and handling expenses                        -            (.4)            25.5               -            25.1
     Depreciation and depletion                            -           30.5            165.4               -           195.9
     Asset impairments                                     -            3.2            154.3               -           157.5
     Exploration, including dry holes and
       amortization of undeveloped leases                  -            3.2             43.6               -            46.8
     Taxes, other than income taxes                        -            2.5             25.7               -            28.2
     Provision for environmental remediation
       and restoration, net of reimbursements              -              -             88.0               -            88.0
     Interest and debt expense                          28.1            8.7             83.8           (52.0)           68.6
                                                      ------         ------         --------          ------        --------
         Total Costs and Expenses                       28.1           69.6          1,062.6           (52.0)        1,108.3
                                                      ------         ------         --------          ------        --------

                                                       (28.1)          11.4           (211.6)           52.0          (176.3)
   Other Income (Expense)                              (71.6)          38.9             18.4              .2           (14.1)
                                                      ------         ------         --------          ------        --------
   Income (Loss) before Income Taxes                   (99.7)          50.3           (193.2)           52.2          (190.4)
   Benefit (Provision) for Income Taxes                 41.7          (18.6)            15.0           (25.4)           12.7
                                                      ------         ------         --------          ------        --------
   Income (Loss) from Continuing Operations            (58.0)          31.7           (178.2)           26.8          (177.7)
   Income from Discontinued Operations,
        net of tax                                         -              -            119.7               -           119.7
                                                      ------         ------         --------          ------        --------
   Net Income (Loss)                                  $(58.0)        $ 31.7         $  (58.5)         $ 26.8        $  (58.0)
                                                      ======         ======         ========          ======        ========




                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 30, 2003

                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------

Sales                                                 $    -         $323.1         $1,884.2         $  (6.4)       $2,200.9
                                                      ------         ------         --------         -------        --------

Costs and Expenses
  Costs and operating expenses                             -          153.6            725.8            (7.2)          872.2
  Selling, general and administrative expenses             -           10.1            139.9               -           150.0
  Shipping and handling expenses                           -            4.7             62.3               -            67.0
  Depreciation and depletion                               -           60.3            322.3               -           382.6
  Accretion expense                                        -            1.2             11.3               -            12.5
  Asset impairments, net of gains on disposal of
    assets held for sale                                   -            1.7             (2.3)              -             (.6)
  Exploration, including dry holes and
    amortization of undeveloped leases                     -            6.8            200.3               -           207.1
  Taxes, other than income taxes                          .2            8.7             37.5               -            46.4
  Provision for environmental remediation
    and restoration, net of reimbursements                 -            5.8             13.4               -            19.2
  Interest and debt expense                             57.7           16.6            142.9           (88.8)          128.4
                                                      ------         ------         --------         -------        --------
      Total Costs and Expenses                          57.9          269.5          1,653.4           (96.0)        1,884.8
                                                      ------         ------         --------         -------        --------

                                                       (57.9)          53.6            230.8            89.6           316.1
Other Income (Expense)                                 296.3          (25.2)            44.6          (340.9)          (25.2)
                                                      ------         ------         --------         -------        --------
Income before Income Taxes                             238.4           28.4            275.4          (251.3)          290.9
Provision for Income Taxes                             (98.9)          (2.8)          (107.1)           91.9          (116.9)
                                                      ------         ------         --------         -------        --------
Income from Continuing Operations                      139.5           25.6            168.3          (159.4)          174.0
Income (Loss) from Discontinued Operations,
  net of tax                                               -           12.4            (12.2)              -              .2
Cumulative Effect of Change in Accounting
  Principle, net of tax                                    -           (1.3)           (33.4)              -           (34.7)
                                                      ------         ------         --------         -------        --------
Net Income                                            $139.5         $ 36.7         $  122.7         $(159.4)       $  139.5
                                                      ======         ======         ========         =======        ========



                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                     For the Six Months Ended June 30, 2002

                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------

Sales                                                 $    -         $160.1         $1,570.4         $     -        $1,730.5
                                                      ------         ------         --------         -------        --------

Costs and Expenses
  Costs and operating expenses                             -           47.7            678.6               -           726.3
  Selling, general and administrative expenses             -            1.6            175.5               -           177.1
  Shipping and handling expenses                           -            2.6             51.6               -            54.2
  Depreciation and depletion                               -           61.3            347.1               -           408.4
  Asset impairments                                        -            3.2            154.3               -           157.5
  Exploration, including dry holes and
    amortization of undeveloped leases                     -            5.2             73.5               -            78.7
  Taxes, other than income taxes                          .1            7.3             47.2               -            54.6
  Provision for environmental remediation
    and restoration, net of reimbursements                 -              -             90.4               -            90.4
  Interest and debt expense                             55.1           17.5            167.7          (101.0)          139.3
                                                      ------         ------         --------         -------        --------
      Total Costs and Expenses                          55.2          146.4          1,785.9          (101.0)        1,886.5
                                                      ------         ------         --------         -------        --------

                                                       (55.2)          13.7           (215.5)          101.0          (156.0)
Other Income (Expense)                                 (36.3)           7.9             41.6           (51.1)          (37.9)
                                                      ------         ------         --------         -------        --------
Income (Loss) before Income Taxes                      (91.5)          21.6           (173.9)           49.9          (193.9)
Benefit (Provision) for Income Taxes                    39.0          (12.5)             7.5           (19.5)           14.5
                                                      ------         ------         --------         -------        --------
Income (Loss) from Continuing Operations               (52.5)           9.1           (166.4)           30.4          (179.4)
Income from Discontinued Operations,
  net of tax                                               -              -            126.9               -           126.9
                                                      ------         ------         --------         -------        --------
Net Income (Loss)                                     $(52.5)        $  9.1         $  (39.5)        $  30.4        $  (52.5)
                                                      ======         ======         ========         =======        ========


                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                  June 30, 2003

                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------- ------------- --------------------------------------

ASSETS
------
Current Assets
  Cash                                              $    2.1       $      -         $  106.5       $       -         $ 108.6
  Intercompany receivables                             857.1           (7.6)         1,320.1        (2,169.6)              -
  Accounts receivable                                      -          101.6            522.2               -           623.8
  Inventories                                              -            6.6            394.3               -           400.9
  Deposits, prepaid expenses and other assets              -           20.0             86.5               -           106.5
                                                    --------       --------         --------       ---------        --------
    Total Current Assets                               859.2          120.6          2,429.6        (2,169.6)        1,239.8

Property, Plant and Equipment, net                         -        1,976.3          5,266.8               -         7,243.1
Investments and Other Assets                            11.0           90.9          1,068.3           (79.0)        1,091.2
Goodwill                                                   -          346.4             10.0               -           356.4
Long-term Assets Associated with Properties
  Held for Disposal                                        -              -             27.7             4.9            32.6
Investments in and Advances to Subsidiaries          3,874.0          384.9             93.5        (4,352.4)              -
                                                    --------       --------         --------       ---------        --------
    Total Assets                                    $4,744.2       $2,919.1         $8,895.9       $(6,596.1)       $9,963.1
                                                    ========       ========         ========       =========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                  $   45.4       $   55.9         $  566.8       $       -        $  668.1
  Intercompany borrowings                               61.2          538.6          1,506.8        (2,106.6)              -
  Long-term debt due within one year                       -              -            204.8               -           204.8
  Other current liabilities                             25.0          146.8            509.1               -           680.9
  Current liabilities associated with
    properties held for disposal                           -              -             18.3               -            18.3
                                                    --------       --------         --------       ---------        --------
      Total Current Liabilities                        131.6          741.3          2,805.8        (2,106.6)        1,572.1

Long-Term Debt                                       1,847.3              -          1,667.7               -         3,515.0

Other Deferred Credits and Reserves                        -          709.2          1,544.6             4.0         2,257.8
Investments by and Advances from Parent                    -              -            537.0          (537.0)              -
Stockholders' Equity                                 2,765.3        1,468.6          2,340.8        (3,956.5)        2,618.2
                                                    --------       --------         --------       ---------        --------
    Total Liabilities and Stockholders' Equity      $4,744.2       $2,919.1         $8,895.9       $(6,596.1)       $9,963.1
                                                    ========       ========         ========       =========        ========



                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                December 31, 2002

                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations   Consolidated
----------------------------------------------------------------------------------------------------------------------------

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
                                                    ========       ========         ========       =========        ========



                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2003


                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                           $ 139.5        $  36.7          $ 122.7         $(159.4)       $  139.5
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities -
    Depreciation, depletion and amortization               -           62.5            357.4               -           419.9
    Accretion expense                                      -            1.2             11.3               -            12.5
    Asset impairments, net of gains on
      disposal of assets held for sale                     -              -              5.6               -             5.6
    Equity in (earnings) losses of subsidiaries       (152.6)          31.9                -           120.7               -
    Dry hole costs                                         -              -            128.2               -           128.2
    Deferred income taxes                                  -           50.8             30.0               -            80.8
    Provision for environmental remediation
      and restoration, net of reimbursements               -            5.8             13.4               -            19.2
    (Gain) loss on sale and retirement of
      assets                                               -          (12.0)             9.4               -            (2.6)
    Cumulative effect of change in accounting
      principle                                            -            1.3             33.4               -            34.7
    Noncash items affecting net income                    .9           26.6             44.3               -            71.8
    Other net cash used in operating activities         (7.4)        (133.6)            (3.7)              -          (144.7)
                                                     -------        -------          -------         -------        --------
      Net Cash Provided by (Used in)
        Operating Activities                           (19.6)          71.2            752.0           (38.7)          764.9
                                                     -------        -------          -------         -------        --------

Investing Activities
--------------------
Capital expenditures                                       -          (61.2)          (456.7)              -          (517.9)
Dry hole costs                                             -              -           (128.2)              -          (128.2)
Proceeds from sales of assets                              -              -                -               -               -
Other investing activities                                 -            7.1            174.0               -           181.1
                                                     -------        --------         -------         -------        --------
      Net Cash Used in Investing Activities                -          (54.1)          (410.9)              -          (465.0)
                                                     -------        -------          -------         -------        --------

Financing Activities
--------------------
Issuance of long-term debt                                 -              -             31.5               -            31.5
Repayment of long-term debt                                -              -           (222.3)              -          (222.3)
Increase (decrease) in intercompany
  notes payable                                        109.8          (17.1)           (92.7)              -               -
Dividends paid                                         (90.6)             -            (39.6)           39.6           (90.6)
Other financing activities                                 -              -               .3             (.9)            (.6)
                                                     -------        -------          -------         -------        --------
      Net Cash Provided by (Used in)
        Financing Activities                            19.2          (17.1)          (322.8)           38.7          (282.0)
                                                     -------        -------          -------         -------        --------

Effects of Exchange Rate Changes on Cash
  and Cash Equivalents                                     -              -               .8               -              .8
                                                     -------        -------          -------         -------        --------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                            (.4)             -             19.1               -            18.7
Cash and Cash Equivalents at Beginning of
  Period                                                 2.5              -             87.4               -            89.9
                                                     -------        -------          -------         -------        --------
Cash and Cash Equivalents at End of Period           $   2.1        $     -          $ 106.5         $     -        $  108.6
                                                     =======        =======          =======         =======        ========


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2002

                                                                                        Non-
                                                  Kerr-McGee      Guarantor        Guarantor
(Millions of dollars)                            Corporation   Subsidiaries     Subsidiaries    Eliminations    Consolidated
----------------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income (loss)                                    $ (52.5)        $  9.1        $   (39.5)         $ 30.4       $   (52.5)
Adjustments to reconcile net income or loss to
  net cash provided by (used in) operating
  activities -
    Depreciation, depletion and amortization               -           62.4            363.7               -           426.1
    Asset impairments                                      -            3.2            179.0               -           182.2
    Equity in (earnings) losses of subsidiaries         40.8           (9.9)               -           (30.9)              -
    Dry hole costs                                         -              -             15.3               -            15.3
    Deferred income taxes                               (6.3)          (1.4)           (92.4)              -          (100.1)
    Provision for environmental remediation
      and restoration, net of reimbursements               -              -             90.4               -            90.4
    Gain on sale and retirement of assets                  -           (1.0)          (105.1)              -          (106.1)
    Noncash items affecting net income or loss            .1           16.2             92.8               -           109.1
    Other net cash provided by (used in)
      operating activities                               (.9)          (3.3)           168.4              .5           164.7
                                                     -------         ------        ---------          ------       ---------
        Net Cash Provided by (Used in)
          Operating Activities                         (18.8)          75.3            672.6               -           729.1
                                                     -------         ------        ---------          ------       ---------

Investing Activities
--------------------
Capital expenditures                                       -          (64.5)          (561.5)              -          (626.0)
Dry hole costs                                             -              -            (15.3)              -           (15.3)
Proceeds from sales of assets                              -            2.9            293.4               -           296.3
Other investing activities                                 -              -            (25.9)              -           (25.9)
                                                     -------         ------        ---------          ------       ---------
        Net Cash Used in Investing Activities              -          (61.6)          (309.3)              -          (370.9)
                                                     -------         -------       ---------          ------       ---------

Financing Activities
--------------------
Issuance of long-term debt                             350.0              -            492.2               -           842.2
Repayment of long-term debt                                -              -         (1,047.9)              -        (1,047.9)
Increase (decrease) in short-term borrowings               -              -             (8.2)              -            (8.2)
Increase (decrease) in intercompany
  notes payable                                       (245.9)         (14.8)           260.7               -               -
Issuance of common stock                                 4.9              -                -               -             4.9
Dividends paid                                         (90.2)             -                -               -           (90.2)
                                                     -------         ------        ---------          ------       ---------
        Net Cash Provided by (Used in)
          Financing Activities                          18.8          (14.8)          (303.2)              -          (299.2)
                                                     -------         ------        ---------          ------       ---------

Effects of Exchange Rate Changes on Cash
  and Cash Equivalents                                     -              -             (7.2)              -            (7.2)
                                                     -------         ------        ---------          ------       ---------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                              -           (1.1)            52.9               -            51.8
Cash and Cash Equivalents at Beginning of
  Period                                                   -            1.1             90.2               -            91.3
                                                     -------         ------        ---------          ------       ---------
Cash and Cash Equivalents at End of Period           $     -         $    -        $   143.1          $    -       $   143.1
                                                     =======         ======        =========          ======       =========



K.   Contingencies

     West Chicago, Illinois

     In 1973, the company's chemical affiliate (Chemical) closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in surrounding areas. The original processing facility is regulated by the State of Illinois (the State), and four vicinity areas are designated as Superfund sites on the National Priorities List (NPL).

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

     The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues, principally in streambanks and streambed sediments, virtually all within a floodway. Chemical has conducted an extensive characterization of the two sites and, at the request of EPA made in connection with its review of a conceptual agreement with local governmental authorities on a cleanup plan, Chemical is conducting limited additional characterization that is expected to be finished in the next few months. The cleanup plan will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas. The agreement is conditioned upon the resolution of certain matters, including agreements regarding potential natural resource damages and government response costs, and is expected to be incorporated in a consent decree that will address the outstanding issues. The consent decree must be approved by EPA, the State, local communities and Chemical and then entered by a federal court. It is expected that the necessary parties will approve the terms of a consent decree in 2003 and, subject to court approval which is not expected before 2004, the work will take about four years to complete.

     Financial Reserves - As of June 30, 2003, the company had remaining reserves of $96 million for costs related to West Chicago. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

     Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was
     dedicated  to  U.S.  government   contracts.   The  amount  authorized  for
     reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through June 30, 2003, Chemical had been reimbursed approximately $171 million under Title X.

     Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of June 30, 2003, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $100 million. The company believes receipt of the remaining arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the costs.

     Henderson, Nevada

     In 1998, Chemical decided to exit the ammonium perchlorate business. At that time, Chemical curtailed operations and began preparation for the shutdown of the associated production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. Manufacture of perchlorate compounds began at Henderson in 1945 in facilities owned by the U.S. government. The U.S. Navy expanded production significantly in 1953 when it completed construction of a plant for the manufacture of ammonium perchlorate. The Navy continued to own the ammonium perchlorate plant as well as other associated production equipment at Henderson until 1962, when the plant was purchased by a predecessor of Chemical. The ammonium perchlorate produced at the Henderson facility was used primarily in federal government defense and space programs. Perchlorate has been detected in nearby Lake Mead and the Colorado River.

     Chemical began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater when it decided to exit the business in 1998. In 1999 and 2001, Chemical entered into consent orders with the Nevada Division of Environmental Protection that require Chemical to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater.

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

     Financial Reserves - The company's remaining reserves for Henderson totaled $40 million as of June 30, 2003. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs may be incurred in the future. However, the amount of any additions cannot be reasonably estimated at this time.

     Government Litigation - In 2000, Chemical initiated litigation against the United States seeking contribution for response costs. The suit is based on the fact that the government owned the plant in the early years of its operation and was the largest consumer of products produced at the plant. The litigation is in the discovery stage. Although the outcome of the litigation is uncertain, Chemical believes it is likely to recover a portion of its costs from the government. The amount and timing of any recovery cannot be estimated at this time and, accordingly, the company has not recorded a receivable or otherwise reflected in the financial statements any potential recovery from the government.

     Insurance - In 2001, Chemical purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater remediation at Henderson. The insurance policy provides coverage only after Chemical exhausts a self-insured retention of approximately $61 million and covers only those costs incurred to achieve a cleanup level specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Chemical may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy could be affected. Through June 30, 2003, Chemical has incurred expenditures of about $42 million that it believes can be applied to the self-insured retention. The company believes that the remaining reserve of $40 million at June 30, 2003, also will qualify under the insurance policy, which would exhaust the self-insured retention and leave about $21 million for recovery under the policy. The company believes that reimbursement of the $21 million under the insurance policy is probable and, accordingly, the company has recorded a $21 million receivable in the financial statements.

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

     As of June 30, 2003, the company had remaining reserves of $12 million for the costs of the remediation work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     Subsequent regulatory changes required more extensive remediation at the site. In 1990, the affiliate entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Remediation of hydrocarbon contamination is being performed under a plan approved by the Oklahoma Department of Environmental Quality. Soil remediation to address hydrocarbon contamination is expected to continue for about four more years. The scope of any groundwater remediation that may be required is not known. Additionally, in 1993, the affiliate received a decommissioning license from the Nuclear Regulatory Commission (NRC), the successor to AEC's licensing authority, to perform certain cleanup of uranium and thorium residuals. To avoid anticipated future increases in disposal costs, much of the uranium and thorium residuals were cleaned up and disposed in 2002 after obtaining NRC approvals to conduct soil removal without first completing the site characterization. Characterization and verification work is ongoing to confirm whether the work undertaken in 2002 adequately addressed the contaminated areas. Additional excavation may be required in the future, depending on the results of the characterization and verification work.

     As of June 30, 2003, the company had remaining reserves of $17 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     Forest Products Litigation

     Primary Lawsuits - Between 1999 and 2001, Kerr-McGee Chemical LLC (Chemical) and its parent company were named in 22 lawsuits in three states (Mississippi, Louisiana and Pennsylvania) in connection with present and former forest products operations located in those states. The lawsuits seek recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process. Some of the lawsuits are filed on behalf of specifically named individual plaintiffs, while others purport to be filed on behalf of classes of allegedly similarly situated plaintiffs. Seven of the 22 cases were filed in Mississippi and relate to Chemical's Columbus, Mississippi, wood-treatment plant; seven cases were filed in Louisiana and relate to a former wood-treatment plant that was located in Bossier City, Louisiana; and eight cases were filed in Pennsylvania, and relate to a closed wood-treatment plant in Avoca, Pennsylvania. The parties have executed agreements to settle five of the seven Mississippi cases, all seven of the Louisiana cases and all eight Pennsylvania cases. The agreement to settle the Pennsylvania cases was reached in the second quarter of 2003.

     The settlement agreements require Chemical to pay up to $65 million for the benefit of about 10,400 identified claimants who are eligible under the agreements and who sign releases. In addition, the agreements require Chemical to pay up to an additional $11 million from any recovery in certain insurance litigation that Chemical and its parent filed against their insurance carriers (see below). The agreements also contemplate a class-action settlement fund in Mississippi for the benefit of a class of residents who do not sign individual releases and who do not choose to opt out of the class settlements. Chemical may be required to pay up to a maximum of $7.5 million to the Mississippi class-action settlement fund. The class-action settlement agreement, including certification of the class and approval of the settlement, was approved by the federal court in Mississippi on February 21, 2003. However, two members of the class subsequently appealed the order approving the class-action settlement, and that appeal remains pending.

     The implementation of the settlements is progressing. Of approximately 6,100 identified claimants in Columbus, Mississippi, approximately 5,300 claimants have delivered releases. Of approximately 3,300 identified claimants in Louisiana, approximately 3,000 claimants have delivered releases. Through June 30, 2003, Chemical had paid approximately $49 million pursuant to the settlement agreements to Mississippi and Louisiana claimants who signed releases. The timing of payments to the Pennsylvania claimants will depend on when valid individual releases are received from the approximately 1,000 identified claimants. No payments will be made to the Mississippi class settlement fund unless and until the appellate court has upheld the order approving the class-action settlement agreement.

     The precise amount of Chemical's ultimate obligations under all the foregoing agreements depends on the number of claimants who sign and deliver valid individual releases, the outcome of the appeal of the order approving the class-action settlement, the number of the Mississippi class members whose proof of claim forms are approved by a court-appointed administrator and the number of class members who opt out of the class. Additionally, future payments pursuant to the settlements of the nonclass-action cases are subject to a number of conditions, including the signing and delivery of releases by named plaintiffs and court approval of various matters such as settlements with minors.

     Although the settlement agreements are expected to resolve all of the Louisiana and Pennsylvania lawsuits and substantially all of the Columbus, Mississippi, lawsuits described above, the settlements will not resolve the claims of plaintiffs who do not sign releases, the claims of any class members who opt out of the class settlement, the claims by class members that may arise in the future for currently unmanifested personal injuries, or the claims of any class members if the court's order approving the class-action settlement agreement is not ultimately upheld. The two cases in Mississippi that are not covered by the settlement agreements together involve 27 plaintiffs who allege property damage and/or personal injury arising out of the Columbus, Mississippi, operations. The company is vigorously defending those cases, pending any future settlement.

     Insurance Litigation - In 2001, Chemical and its parent company filed suit against two insurance carriers to recover losses associated with certain environmental litigation, agency proceedings and the Pennsylvania forest products litigation described above. Chemical and its parent believe that they have valid claims against their insurers; however, the prospects for recovery are uncertain and the litigation is in its early stages. Further, some or all of any recovery will be paid to the plaintiffs in the forest products litigation as a part of the settlement agreements described above. Accordingly, the company has not recorded a receivable or otherwise reflected in its financial statements any potential recovery from the insurance litigation.

     Financial Reserves - The company previously established a $70 million reserve in connection with the forest products litigation. The reserve includes the estimated amounts owed under the settlements described above and an estimated amount for the remaining two Mississippi cases. As noted above, through June 30, 2003, Chemical had paid approximately $49 million pursuant to the settlement agreements. As of June 30, 2003, the company's remaining reserves for the forest products litigation totaled $21 million. The company believes the reserve adequately provides for the potential liability associated with these matters; however, there is no assurance that the company will not be required to adjust the reserve in the future in light of the uncertainties described above.

     Follow-on Litigation - In the fall of 2002, the Mississippi legislature enacted a tort reform law that became effective for lawsuits filed on or after January 1, 2003. Among other things, the new law limits punitive damages and makes other changes intended to help ensure fairness in the Mississippi civil justice system. The tort reform law resulted in numerous lawsuits being filed in Mississippi immediately before the effective date of the new law. On December 31, 2002, approximately 245 lawsuits were filed against Chemical and its affiliates on behalf of approximately 4,598 claimants in connection with Chemical's Columbus, Mississippi, operations. Chemical and its affiliates believe the lawsuits are without substantial merit and intend to vigorously defend the lawsuits. The company has not provided a reserve for the lawsuits because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

     Hattiesburg Litigation - On December 31, 2002, a lawsuit was filed against Chemical in the Circuit Court of Forest County, Mississippi. The lawsuit, Betty Bolton et al. v. Kerr-McGee Chemical Corporation, relates to a former wood-treatment plant located in Hattiesburg, Mississippi. A second lawsuit, Pearlina Jones et al. v. Kerr-McGee Chemical Corporation, was filed in the second quarter of 2003 in the Chancery Court of Forest County, Mississippi, and relates to the same wood-treatment plant. The lawsuits seek recovery on legal theories substantially similar to those advanced in the forest products litigation described above.

     In the second quarter of 2003, the parties agreed to settle the Bolton lawsuit and Jones lawsuit. The settlement agreement requires Chemical to pay up to $600,000 for the benefit of about 1,500 identified claimants who sign releases. Although the settlement is expected to resolve most of the claims in the two Hattiesburg lawsuits, the settlement will not resolve the claims of plaintiffs who do not sign releases. The precise amount of Chemical's obligation under the agreement depends on the number of plaintiffs who sign and deliver valid individual releases. Of the potential $600,000 obligation, approximately $200,000 had been paid as of June 30, 2003, and it is expected that the balance will be paid by the end of the year.

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

     As of June 30, 2003, the company had reserves totaling $264 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $96 million for the West Chicago sites, $40 million for the Henderson, Nevada, site and $42 million for forest products sites. Cumulative expenditures at all environmental sites through June 30, 2003, total $1.060 billion (before considering government reimbursements). Additionally, as of June 30, 2003, the company had litigation reserves totaling approximately $60 million for the reasonably estimable losses associated with litigation. This includes $21 million for the forest products litigation described above. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

L.   Business Segments

     Following is a summary of sales and operating profit for each of the company's business segments for the second quarter and first six months of 2003 and 2002.

                                                                     Three Months Ended            Six Months Ended
                                                                           June 30,                    June 30,
                                                                   ----------------------      -----------------------
     (Millions of dollars)                                           2003          2002          2003           2002
     -----------------------------------------------------------------------------------------------------------------

     Sales
       Exploration and production                                  $  741.9       $ 614.6      $1,565.4       $1,149.2
       Chemicals - Pigment                                            283.8         264.8         537.1          481.3
       Chemicals - Other                                               48.0          52.4          98.3           99.8
                                                                   --------       -------      --------       --------
                                                                    1,073.7         931.8       2,200.8        1,730.3
     All other                                                            -            .2            .1             .2
                                                                   --------       -------      --------       --------
         Total Sales                                               $1,073.7       $ 932.0      $2,200.9       $1,730.5
                                                                   ========       =======      ========       ========

     Operating Profit (Loss)
       Exploration and production                                  $  272.8       $  44.0      $  545.0       $  162.7
       Chemicals - Pigment                                            (14.2)         13.3          (6.8)           1.8
       Chemicals - Other                                               (8.4)         (1.1)        (18.4)           2.5
                                                                   --------       -------      --------       --------
         Total Operating Profit                                       250.2          56.2         519.8          167.0

     Other Expense                                                   (129.4)       (246.6)       (228.9)        (360.9)
                                                                   --------       -------      --------       --------

     Income (Loss) from Continuing Operations
       before Income Taxes                                            120.8        (190.4)        290.9         (193.9)
     Benefit (Provision) for Income Taxes                             (51.0)         12.7        (116.9)          14.5
                                                                   --------       -------      --------       --------

     Income (Loss) from Continuing Operations                          69.8        (177.7)        174.0         (179.4)

     Discontinued Operations, Net of Income Taxes                       (.2)        119.7            .2          126.9

     Cumulative Effect of Change in Accounting
       Principle, Net of Income Taxes                                     -             -         (34.7)             -
                                                                   --------       -------      --------       --------

     Net Income (Loss)                                             $   69.6       $ (58.0)     $  139.5       $  (52.5)
                                                                   ========       =======      ========       ========



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Comparison of 2003 Results with 2002 Results

     Second-quarter 2003 income from continuing operations totaled $69.8 million, compared with a loss of $177.7 million for the same 2002 period. Income from continuing operations for the first six months of 2003 was $174 million, compared with a loss of $179.4 million for the comparable 2002 period. Net income for the 2003 second quarter was $69.6 million, compared with a 2002 second-quarter net loss of $58 million. For the first six months of 2003, net income was $139.5 million, compared with a net loss of $52.5 million for the same 2002 period.

     Second-quarter 2003 operating profit was $250.2 million, compared with second-quarter 2002 operating profit of $56.2 million, an increase of $194 million. The increase was primarily due to lower asset impairments, higher sales prices for crude oil and natural gas, and lower operating costs within the exploration and production operating unit. While operating results improved within the exploration and production business, operating results for the chemical - pigment and chemical - other operating units declined $27.5 million and $7.3 million, respectively. The chemical - pigment operating unit experienced higher titanium dioxide pigment sales prices over the prior-year quarter; however, higher pigment product costs and shutdown provisions associated with the closure of the Mobile, Alabama, synthetic rutile plant more than offset the increase in sales prices. Operating results for the chemical - other operating unit were adversely impacted by a shutdown provision for the forest products business, partially offset by lower environmental costs related to the Henderson, Nevada, facility. Operating profit for the first six months of 2003 increased $352.8 million over the same 2002 period, to $519.8 million from $167 million. The increase in operating profit for the six-month period is attributable to lower asset impairments, higher realized sales prices for crude oil, natural gas and pigment, and lower operating costs within the exploration and production unit, partially offset by the Mobile and forest products shutdown provisions and higher pigment product costs. These variances are discussed in more detail in the segment discussion that follows.

     Other expense for the second quarter of 2003 totaled $129.4 million, compared with expense of $246.6 million in the same 2002 period, a $117.2 million decrease between periods. During the 2002 second quarter, a review of the company's environmental remediation projects was completed, resulting in additional reserves totaling $73.8 million being provided for costs related to activities at former plant sites. Also, in the 2002 second quarter, the company provided a $70 million litigation reserve for the settlement of certain forest products litigation claims. These items, together with lower net interest expense of $5.1 million, resulted in a combined decrease of $148.9 million between periods, which was partially offset by higher corporate general and administrative expense of $15.6 million, lower income from trading securities and nonoperating derivative financial instruments of $10.2 million, and higher losses from equity affiliates of $2.1 million. The increase in corporate general and administrative costs resulted primarily from higher general liability insurance costs of $4.9 million, higher retirement, deferred compensation and incentive costs of $4.6 million and higher departmental costs of $4.4 million. Lower average outstanding debt balances and lower average interest rates during the second quarter of 2003 as compared with the same quarter in the prior year resulted in the $5.1 million decrease in net interest expense. The losses from equity affiliates in 2003 and 2002 are primarily due to losses from AVESTOR, a joint venture formed in 2001 to produce a revolutionary lithium-metal-polymer battery.

     Other expense for the first six months of 2003 totaled $228.9 million, compared with expense of $360.9 million in the same 2002 period, for a decrease of $132 million between periods. The decrease resulted primarily from lower environmental-related costs of $66.3 million, lower litigation costs of $63.2 million, lower interest expense of $11.3 million, lower losses on asset sales of $4.4 million, lower losses from equity affiliates of $2.9 million, and lower foreign currency transaction losses of $2.5 million. These decreases were partially offset by higher corporate general and administrative costs of $21.4 million between periods, consisting primarily of higher general liability insurance costs of $8.4 million, higher retirement, deferred compensation and incentive costs of $6.9 million, and higher departmental costs of $2.9 million.

     Income tax expense for the second quarter of 2003 was $51 million, compared with an income tax benefit of $12.7 million in the same 2002 period. For the first six months of 2003, income tax expense was $116.9 million, compared with an income tax benefit of $14.5 million in 2002. The income tax benefit for both 2002 periods included a $55.3 million tax benefit related to environmental provisions and litigation reserves, and included $100.4 million for the reversal of U.K. deferred Petroleum Revenue Tax benefits, which were not realizable when the company sold certain of its northern North Sea properties. The remaining change was primarily due to the company generating income in the 2003 second quarter and first six months versus losses in the comparable 2002 periods. Additionally, on July 24, 2002, the U.K. government made certain changes to its existing tax laws. Under one of these changes, companies are required to pay a supplementary corporate tax charge of 10% on profits from their U.K. oil and gas production in addition to the previously required 30% corporate tax on these profits. The impact of this rate change increased the company's provision for income taxes for the second quarter and first six months of 2003 by $7.8 million and $19 million, respectively. The U.K. government also accelerated tax depreciation for capital investments in U.K. upstream activities and abolished North Sea royalty effective January 1, 2003, neither of which had a material effect on the company's earnings through June 30, 2003.


     Segment Operations

     Exploration and Production -

     Operating profit for the second quarter of 2003 was $272.8 million, compared with $44 million for the same 2002 period. For the six months ended June 30, 2003 and 2002, operating profit totaled $545 million and $162.7 million, respectively, an increase of $382.3 million. The increase in operating profit in both 2003 periods was primarily due to the impact of oil and gas asset impairments in the 2002 second quarter, higher 2003 average realized crude oil and natural gas sales prices, and lower production costs, partially offset by lower crude oil and natural gas sales volumes and higher exploration expense resulting primarily from an increase in dry hole costs. Including the effects of hedging, realized crude oil and natural gas sales prices for the 2003 second quarter increased 13% and 45%, respectively, over 2002 levels. For the first six months of 2003, realized crude oil and natural gas sales prices increased 27% and 65%, respectively, over the same 2002 period.

     The company believes that tight crude oil and natural gas supplies have caused oil and gas prices to increase significantly over prior-year levels. Early in the 2003 second quarter, crude oil prices began to decline from the first-quarter 2003 levels due to the short duration of the war in Iraq and a perceived over-supply resulting from production increases by OPEC before the war. However, prices remained strong throughout the 2003 second quarter in comparison to the prior year due to subsequent output cuts by OPEC and uncertainty regarding the timing of Iraq's ability to resume its prewar production levels. The U.S. natural gas sector continues to experience tight market conditions and strong prices as storage levels remain at historically low levels.

     Total revenues for the second quarter of 2003 increased $127.3 million to $741.9 million from $614.6 million for the 2002 second quarter. The increase resulted from higher oil and gas prices of $124.8 million and an increase in other operating revenues of $77 million, partially offset by lower crude oil sales volumes of $66.4 million and lower natural gas sales volumes of $8.1 million. For the six months ended June 30, 2003, total revenues increased $416.2 million to $1.565 billion from $1.149 billion in 2002. The increase resulted from higher oil and gas prices of $393.3 million, higher natural gas sales volumes of $1 million and an increase in other operating revenues of $147.9 million, partially offset by lower crude oil sales volumes of $126 million. The increase in other operating revenues for both 2003 periods is primarily a result of increased sales of third-party oil and gas in the Rocky Mountain region and the U.K. The decrease in crude oil sales volumes is primarily due to the divestiture of high-cost properties in Ecuador, the U.S. and U.K. North Sea regions during 2002 and the 2003 first quarter, partially offset by higher oil sales in the Gulf of Mexico.

     Operating costs totaled $469.1 million for the second quarter of 2003 and $570.6 million for the second quarter of 2002, a decrease of $101.5 million. The decrease resulted primarily from lower asset impairment charges of $158 million, lower oil and gas production costs of $38.3 million, and lower depreciation and depletion expense of $18.7 million, offset by higher product, gas-gathering and pipeline costs of $74.6 million, higher exploration expense of $19.8 million, and accretion expense of $6.3 million. As part of its strategic plan to divest noncore oil and gas properties, certain domestic and North Sea assets classified as held-for-sale properties were evaluated and deemed impaired during the second quarter of 2002, resulting in prior year pretax impairment charges of $157.5 million. The decreases in production costs and depreciation and depletion expense resulted from lower production volumes between periods. The decrease in production costs also reflects improvement in the company's cost structure resulting from the divestiture of certain high-cost properties over the past year. Production costs per barrel of oil equivalent (BOE) dropped to $3.72 per BOE from $4.61 per BOE in the 2002 second quarter. Property divestitures were also the primary cause for the drop in crude oil production volumes to 154,800 barrels per day from 189,300 barrels per day in the 2002 second quarter. Higher crude oil production volumes from new projects in the Gulf of Mexico partially offset the decrease between periods. The $74.6 million increase in product, gas-gathering and pipeline costs is directly correlated to the $77 million increase in other operating revenues discussed above, and resulted primarily from higher product costs for natural gas marketing activities, combined with higher volumes. Of the total increase in exploration expense, $11 million was due to higher dry hole costs.

     For the six months ended June 30, 2003, operating costs totaled $1.020 billion, compared with $986.5 million in the same 2002 period. The $33.9 million increase between periods resulted primarily from higher product, gas-gathering and pipeline costs of $141.9 million, higher exploration expense of $128.4 million and accretion expense of $12.5 million, partially offset by lower asset impairment charges of $158.1 million (discussed above), lower oil and gas production costs of $58.7 million, and lower depreciation and depletion expense of $47.6 million. The $141.9 million increase in product, gas-gathering and pipeline costs is directly correlated to the $147.9 million increase in other operating revenues discussed above, and resulted primarily from higher product costs for natural gas marketing activities, combined with higher volumes. Higher dry hole costs accounted for $112.9 million of the total increase in exploration expense. Consistent with the 2003 second quarter, the decrease in production costs and depreciation and depletion expense resulted from lower production volumes between periods caused by the high-cost property divestitures discussed above, which also favorably impacted production costs through an overall improved cost structure. Crude oil production volumes decreased to 160,100 barrels per day from 197,000 barrels per day in the first six months of 2002.

     The following table shows the company's average crude oil and natural gas sales prices and volumes for both the second quarter and first six months of 2003 and 2002.

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                     --------------------        ---------------------
                                                                      2003          2002          2003           2002
     -----------------------------------------------------------------------------------------------------------------

     Crude oil and condensate sales
       (thousands of bbls/day)
        Domestic
          Offshore                                                     57.5          54.3          58.6           53.8
          Onshore                                                      20.7          29.4          21.0           29.3
        North Sea                                                      75.3          98.0          78.5          104.5
        Other international                                             4.3           8.5           4.3            8.6
                                                                     ------        ------        ------         ------
            Total continuing operations                               157.8         190.2         162.4          196.2
        Discontinued operations                                           -           5.6           1.2            7.3
                                                                     ------        ------        ------         ------
            Total                                                     157.8         195.8         163.6          203.5
                                                                     ======        ======        ======         ======

     Average crude oil sales price (per barrel) (a)
       Domestic
         Offshore                                                    $25.44        $22.19        $25.87         $20.23
         Onshore                                                      25.57         21.54         26.58          19.95
       North Sea                                                      24.96         22.74         26.06          21.08
       Other international                                            27.42         23.82         29.24          20.34
       Average for continuing operations                              25.28         22.44         26.14          20.65
       Discontinued operations                                       $    -        $21.35        $24.47         $19.42



                                                                      Three Months Ended          Six Months Ended
                                                                           June 30,                   June 30,
                                                                      ------------------        -------------------
                                                                       2003         2002         2003          2002
     --------------------------------------------------------------------------------------------------------------

     Natural gas sold (MMcf/day)
       Domestic
         Offshore                                                       275          253          280           248
         Onshore                                                        342          379          356           381
       North Sea                                                         80           99           93           100
                                                                      -----        -----        -----         -----
           Total                                                        697          731          729           729
                                                                      =====        =====        =====         =====

     Average natural gas sales price (per Mcf) (a)
       Domestic
         Offshore                                                     $4.95        $3.32        $5.17         $2.91
         Onshore                                                       4.22         3.02         4.41          2.75
       North Sea                                                       2.37         1.81         2.92          2.32
       Average                                                        $4.29        $2.96        $4.51         $2.74

     (a) The effects of the company's hedging program during the second quarter and first six months of 2003 and 2002 are included in the average sales prices shown above. Losses on commodity hedges reduced the average crude oil and condensate sales prices from continuing operations by $.92 per barrel and $1.06 per barrel during the second quarter of 2003 and 2002, respectively, and reduced the average natural gas sales prices by $.58 per Mcf and $.05 per Mcf during the second quarter of 2003 and 2002, respectively. During the first six months of 2003 and 2002, losses on commodity hedges reduced the average crude oil and condensate sales prices from continuing operations by $2.53 per barrel and $.51 per barrel, respectively, and the average natural gas sales prices by $.70 per Mcf and $.03 per Mcf, respectively.

     The company continues to review its options with respect to the Leadon field, which was written down to estimated fair market value during the fourth quarter of 2002 due to field performance issues. The company's options include sale of the field, tieback of wells to other fixed infrastructure in the area (allowing the company to monetize the Leadon floating facility by marketing it as a development option for another discovery), or continued production from the field until existing wells are fully depleted; however, a long-term solution has not yet been determined. Given the uncertainty concerning possible outcomes, it is reasonably possible that the company's estimate of future cash flows from the Leadon field and associated fair value could change in the near term. If estimated future cash flows or fair value decrease significantly, an additional write-down of the Leadon field could occur in the future. As of June 30, 2003, the carrying value of the Leadon field assets totaled $379.1 million.

     Chemicals - Pigment

     Operating loss for the second quarter of 2003 was $14.2 million on revenues of $283.8 million, compared with operating profit of $13.3 million on revenues of $264.8 million for the same 2002 period. A net improvement in the pigment sales price and volume mix of $31.7 million during the 2003 second quarter was more than offset by shutdown provisions for the Mobile, Alabama, facility of $28.9 million; higher average product costs of $24.7 million; and higher selling and administrative costs of $4.5 million, resulting in an operating loss for the second quarter of 2003 compared with operating profit in 2002. For the first six months of 2003, operating loss was $6.8 million on revenues of $537.1 million, compared with operating profit of $1.8 million on revenues of $481.3 million in the comparable prior-year period. The operating loss for the first six months of 2003 compared with a profit in the same period of 2002, was primarily due to shutdown provisions for the Mobile facility totaling $36.3 million, higher average product costs of $19.4 million, and higher selling and administrative costs of $7.2 million, partially offset by an increase due to an improved sales price and volume mix of $54.4 million over the 2002 six-month period. The second quarter and year-to-date shutdown provisions for the Mobile operations included $6.1 million for curtailment costs related to pension and postretirement benefits.

     Revenues increased $19 million in the second quarter of 2003, of which $41.3 million was due to higher average sales prices, partially offset by a decrease of $22.3 million due to lower sales volumes. For the six months ended June 30, 2003, revenues increased $55.8 million, or 12%, due to higher average sales prices of $66.7 million, partially offset by lower pigment sales volumes of $10.9 million. The higher average sales prices were driven by stronger customer demand, which supported price increases for pigment products throughout 2002 and into 2003. However, pigment sales volumes decreased by 10,400 tonnes in the 2003 second quarter and by 4,100 tonnes for the first six months compared with prior-year levels, primarily in the European sector.

     In January 2003, Kerr-McGee announced its plans to close the Mobile, Alabama, facility and the plant was closed in June 2003. This closure was part of the company's continuous effort to enhance operating profitability. The Mobile plant processes and supplies a portion of the feedstock for the company's titanium dioxide pigment plants in the United States; however, through Kerr-McGee's ongoing supply chain initiatives, feedstock can now be purchased more economically than it can be manufactured at the Mobile plant. As a result of these steps, the company anticipates annual savings of approximately $25 million to $30 million beginning in 2004.

     Chemicals - Other

     Operating loss in the 2003 second quarter was $8.4 million on revenues of $48 million, compared with an operating loss of $1.1 million on revenues of $52.4 million in the same 2002 period. Of the $7.3 million increase in the operating loss, $11.9 million was attributable to lower operating results from the forest products operations, partially offset by a $4.6 million increase in operating results from the electrolytic operations due to the impact of a $7 million environmental provision in the prior-year quarter. The decrease in forest products operating profit was due primarily to additional shutdown provisions of $8.8 million during the 2003 second quarter, which included $8.1 million for curtailment costs related to pension and postretirement benefits.

     Operating loss for the six months ended June 30, 2003, was $18.4 million on revenues of $98.3 million, compared with operating profit of $2.5 million on revenues of $99.8 million in the same 2002 period. The $20.9 million decrease in operating profit for the first six months of 2003 was primarily due to lower operating results of $13.1 million from the forest products operations (of which $8.8 million is due to the shutdown provisions discussed above) and higher environmental costs of $4 million for remediation of ammonium perchlorate related to the company's Henderson, Nevada, operations (see Note K).

     During the third quarter of 2003, Kerr-McGee Chemical LLC placed its electrolytic manganese dioxide (EMD) manufacturing operation in Henderson, Nevada, on standby to reduce inventory levels because of the harmful effect of low-priced imports on the company's EMD business and the operation will remain on standby indefinitely. In response to the pricing activities of importing companies, Kerr-McGee Chemical LLC filed a petition for the imposition of antidumping duties with the U.S. Department of Commerce International Trade Administration and the U.S. International Trade Commission on July 31, 2003. In its petition, the company alleges that manufacturers in Australia, Greece, Ireland, Japan, South Africa, and the People's Republic of China export EMD to the United States in violation of the U.S. antidumping laws and requests that the U.S. Department of Commerce apply substantial antidumping duties to the EMD imported from such countries. The company is vigorously prosecuting the petition; however, the outcome of the proceeding is uncertain. The company intends to resume EMD manufacturing if and when competitiveness is restored.


     Financial Condition

     At June 30, 2003, the company's net working capital position was a negative $332.3 million, compared with a negative $84.4 million at June 30, 2002, and a negative $319.7 million at December 31, 2002. The current ratio was .8 to 1 at both June 30, 2003 and December 31, 2002, compared with .9 to 1 at June 30, 2002. The negative working capital position at June 30, 2003, is not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has sufficient unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

     The company's percentage of net debt (debt less cash) to capitalization was 58% at June 30, 2003, compared with 60% at December 31, 2002, and 58% at June 30, 2002. The decrease from December 31, 2002, resulted primarily from reduced debt balances combined with an increase in stockholders' equity for the period. The company had unused lines of credit and revolving credit facilities of $1.399 billion at June 30, 2003. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS. Currently, the capacity of the company's commercial paper program totals $1.2 billion, which can be issued based on market conditions. Long-term debt obligations due within one year of $204.8 million consist primarily of $100 million, 8% notes due October 15, 2003, and $100 million of floating rate notes due June 28, 2004. The company expects to use internally generated cash flows or its commercial paper program to fund the payment of these debt maturities.

     On July 30, 2003, the company amended its existing accounts receivable monetization program. The new program has been expanded to include the sale of receivables originated by the company's European chemical operations and the maximum availability under the program is $165 million.

     As of December 31, 2002, the company's senior unsecured debt was rated BBB by Standard & Poor's and Fitch and the equivalent by Moody's. During May 2003, Moody's downgraded the company's senior unsecured debt from Baa2 to Baa3 and downgraded the company's commercial paper from Prime-2 to Prime-3. As a result of the Moody's downgrade, the company's borrowing costs may increase, and the company may experience a different mix of investor interest in its debt and/or amounts they are individually willing to invest. The company believes that it has the ability to provide for its operational needs and its long- and short-term capital programs through its operating cash flow (partially protected by the company's hedging program), borrowing capacity and ability to raise capital. Should operating cash flow decline, the company may reduce its capital expenditures program, borrow under its commercial paper program, borrow under existing credit facilities and/or consider selective long-term borrowings or equity issuances. Kerr-McGee's commercial paper programs are backed by the revolving credit facilities currently in place.

     The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, which allow each holder to receive between .85 and 1.0 share of Devon common stock or, at the company's option, an equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide the company a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have a call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognizes in Other Income any gains or losses resulting from changes in the fair value of the put and call options. At June 30, 2003, the fair values of the embedded put and call options were nil and $124.7 million, respectively. On December 31, 2002, the fair values of the embedded put and call options were nil and $66.6 million respectively. During the second quarter of 2003, the company recorded a loss of $41.9 million in Other Income for the changes in the fair values of the put and call options, compared with a gain of $.1 million during the second quarter of 2002. During the first six months of 2003 and 2002, the company recorded losses of $58.1 million and $74.2 million, respectively, in Other Income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decease in the market value of 85% of the Devon stock owned by the company. The fair value of the
     8.4 million shares of Devon classified as trading securities was $450.5 million at June 30, 2003, and $387.2 million at December 31, 2002. During the second quarter of 2003 and 2002, the company recorded unrealized gains of $43.7 million and $8.5 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. During the first six months of 2003 and 2002, the company recorded unrealized gains of $63.3 million and $89.7 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. The company accounts for the remaining 15% of the Devon shares as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive income. The fair value of the Devon shares classified as available for sale was $81.1 million at June 30, 2003, and $69.7 million at December 31, 2002.

     Operating activities provided net cash of $764.9 million in the first six months of 2003. Cash provided by operating activities and proceeds of $195.9 million from exploration and production divestitures were sufficient to fund the company's net reduction in long-term debt of $190.8 million, capital expenditures (including dry hole costs) of $646.1 million, and dividends of $90.6 million during the first six months of 2003.

     Capital expenditures for the first six months of 2003, excluding dry hole costs, totaled $517.9 million, compared with $626 million for the comparable prior-year period. The decrease is largely attributable to lower capital spending within the exploration and production operating unit in the U.K. North Sea region during the first half of 2003 and prior-year capital spending on discontinued operations, partially offset by higher 2003 spending in the Rocky Mountains and deepwater Gulf of Mexico as compared to the prior year. Exploration and production expenditures, principally in the Gulf of Mexico and onshore United States, were 91% of the 2003 total expenditures. Chemical - pigment expenditures were 7% of the 2003 total, while chemical - other and corporate incurred the remaining 2% of the year-to-date 2003 expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.


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

     The company adopted FAS 143 on January 1, 2003, which resulted in an increase in net property of $127.5 million, an increase in abandonment liabilities of $180.4 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting principle. In accordance with the provisions of FAS 143, Kerr-McGee accrues an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. No market risk premium has been included in the company's calculation of the ARO for oil and gas wells and platforms since no reliable estimate can be made by the company. In connection with the change in accounting principle, abandonment expense of $8.3 million and $17.6 million for the second quarter and first six months of 2002, respectively, has been reclassified from Costs and operating expenses to Depreciation and depletion in the Consolidated Statement of Operations to be consistent with the 2003 presentation. In January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, and closed the plant in June 2003. Since the plant had a determinate closure date, the company accrued an abandonment liability of $17.6 million associated with its plans to decommission the Mobile facility.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." For variable interest entities in existence as of February 1, 2003, FIN 46 requires consolidation by the primary beneficiary in the interim period beginning after June 15, 2003. In accordance with the provisions of FIN 46, the company believes it will be required to consolidate the business trust created to construct and finance the Gunnison production platform. The construction is being financed by a synthetic lease credit facility between the trust and groups of financial institutions for up to $157 million, with the company making lease payments sufficient to pay interest on the financing. Consolidation of the financing trust will occur in the period beginning July 1, 2003, and the trust is expected to remain subject to consolidation through December 31, 2003. Completion of the Gunnison platform is expected to occur in the first quarter of 2004, at which time the company plans to convert the Gunnison synthetic lease to an operating lease and a different trust will become the lessor/owner of the platform and related equipment. Upon conversion to an operating lease, the company believes the variable interest entity lessor will not be subject to consolidation. The company is in the process of reviewing the effects of FIN 46 relative to its other relationships with possible variable interest entities, such as the lessor trusts that are party to the Nansen and Boomvang operating leases and certain joint-venture arrangements, and does not presently believe that consolidation of these entities is required.

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     Beginning in March 2002 and continuing through January 2003, the company entered into hedging contracts for a portion of its oil and natural gas production. The commodity hedging program was initiated to increase the predictability of the company's cash flows and support capital projects since hedging contracts fix the commodity prices to be received in the future. At June 30, 2003, the company had outstanding contracts to hedge a total of 8.2 million barrels of North Sea crude oil production, 6.4 million barrels of domestic crude oil production and 69 MMBtu of domestic natural gas production for the period from July through December 2003. The net liability fair value of the hedge contracts outstanding at June 30, 2003, was $25 million for North Sea crude oil, $23 million for domestic crude oil and $87.5 million for domestic natural gas.

     At June 30, 2003, the following commodity-related derivative contracts were outstanding:

                                                             Daily       Average
     Contract Type (1)                         Period       Volume         Price
     ---------------------------------------------------------------------------

     Natural Gas Hedges                                      MMBtu       $/MMBtu
     ------------------                                      -----       -------
     Fixed-price swaps (NYMEX)                   2003      310,000         $4.00
     Costless collars (NYMEX)                    2003       65,000   $3.50-$5.26
     Basis swaps (Rockies)                       2003       64,580         $0.36

     Crude Oil Hedges                                          Bbl         $/Bbl
     ----------------                                          ---         -----
     Fixed-price swaps (WTI)                Q3 - 2003       34,500        $25.99
                                            Q4 - 2003       35,000        $26.01

     Fixed-price swaps (Brent)              Q3 - 2003       44,500        $24.99
                                            Q4 - 2003       45,000        $25.04

     Natural Gas (non-hedge contracts)                       MMBtu       $/MMBtu
     ---------------------------------                       -----       -------
     Basis swaps (Rockies)                       2004       35,000         $0.31
                                                 2005       35,000         $0.31
                                                 2006       35,000         $0.31
                                                 2007       35,000         $0.31
                                                 2008       20,000         $0.25



     (1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.


     Through August 4, 2003, the company added the following derivative contracts and expanded its hedging program to cover a portion of its 2004 production.

                                                             Daily       Average
     Contract Type (1)                         Period       Volume         Price
     ---------------------------------------------------------------------------

     Crude Oil Hedges                                          Bbl         $/Bbl
     ----------------                                          ---         -----
     Fixed-price swaps (WTI)                     2004        3,500        $27.12
     Fixed-price swaps (Brent)                   2004        3,500        $25.81

     Natural Gas (non-hedge contracts)                       MMBtu       $/MMBtu
     ---------------------------------                       -----       -------
     Basis swaps (Rockies)                  Q3 - 2003       43,100         $0.94
                                            Q4 - 2003       61,700         $0.80
                                            Q1 - 2004       60,000         $0.72


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

     Following are the notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated contract values for open contracts at June 30, 2003, to purchase (sell) foreign currencies. Contract values are based on the estimated forward exchange rates in effect at quarter-end. All amounts are U.S. dollar equivalents.

                                                                                                          Estimated
     (Millions of dollars,                            Notional           Weighted-Average                  Contract
     except average contract rates)                     Amount              Contract Rate                     Value
     --------------------------------------------------------------------------------------------------------------

     Open contracts at June 30, 2003 -
       Maturing in 2003 -
         British pound sterling                          $76.6                     1.5417                     $82.8
         Australian dollar                                31.2                      .5592                      37.1
         Euro                                            (12.2)                    1.1359                     (12.3)
         British pound sterling                            (.7)                    1.5959                       (.7)
         Japanese yen                                      (.6)                     .0085                       (.6)
         New Zealand dollar                                (.6)                     .5692                       (.6)
       Maturing in 2004 -
         Australian dollar                                37.7                      .5366                      45.6


     Item 4.  Controls and Procedures.

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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


                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

   (a) In its Annual Report on Form 10-K, the Company reported that in December 2001, Kerr-McGee North Sea (U.K.) Limited received a notice of violation of the Prevention of Oil Pollution Act 1971 and of the Merchant Shipping (Oil Pollution Preparedness, Response and Cooperation Convention) Regulations 1998 from authorities in Scotland. In the second quarter, the notice of violation was resolved with the payment by Kerr-McGee North Sea (U.K.) Limited of a fine of (pound)10,000 (ten thousand pounds sterling).

   (b) For a discussion of other legal proceedings and contingencies, reference is made to Note K to the consolidated financial statements included in
       Part I, Item 1. of this Form 10-Q, which is incorporated herein by reference.


Item 4.   Submission of Matters to a Vote of Security Holders.

   (a) The 2003 annual meeting of stockholders was held on May 13, 2003.

   (b) Directors elected at the 2003 annual meeting were the following:

                Sylvia A. Earle
                Martin C. Jischke
                Leroy C. Richie

       Directors whose term of office continues after the 2003 annual meeting were the following:

                William E. Bradford                           Luke R. Corbett
                David C. Genever-Watling                      Farah M. Walters
                Matthew R. Simmons                            Nicholas J. Sutton
                Ian L. White-Thomson

   (c) The following matters were voted upon at the 2003 annual meeting:

         (1)Following are the directors elected at the 2003 annual meeting and the tabulation of votes related to each nominee.
                                                                          Votes
                                             Affirmative                Withheld
                                             -----------                --------
            Sylvia A. Earle                   87,325,790               2,096,079
            Martin C. Jischke                 87,293,842               2,128,027
            Leroy C. Richie                   87,315,787               2,106,082

         (2)The stockholders ratified the appointment of Ernst & Young LLP as independent public accountants for 2002. Affirmative votes were 87,750,516; negative votes were 1,147,799, and abstentions were 523,554.


Item 6.   Exhibits and Reports on Form 8-K.

      (a) Exhibits -

             Exhibit No
             ----------

                3.1 Amended and Restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4/A dated June 18, 2001, and incorporated herein by reference.

                3.2 Amended and Restated Bylaws of Kerr-McGee Corporation, filed as Exhibit 3.2 to the company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

                31.1 Certification Pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 Certification Pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K -

          The following Current Reports on Form 8-K were filed by the company during the quarter ended June 30, 2003:


               o Current  Report dated April 25,  2003,  announcing a conference call to discuss its first-quarter 2003 financial and operating results, and expectations for the future.

               o Current  Report  dated April 29,  2003,  announcing  a security analyst meeting to discuss its financial and operating outlook for 2003 and certain expectations for oil and natural gas production volumes for the year 2003.

               o Current  Report dated April 30, 2003,  announcing the company's first-quarter 2003 earnings.

               o Current Report dated April 30, 2003, announcing the company had posted on its website a table containing a reconciliation of GAAP to Adjusted Net Income for the year-to-date and quarterly fiscal periods ended March 31, 2003.

               o Current Report dated May 23, 2003, announcing a conference call to discuss interim second-quarter 2003 financial and operating activities, and expectations for the future.

               o Current  Report  dated  May 28,  2003,  announcing  a  security analyst meeting to discuss its financial and operating outlook for 2003 and certain expectations for oil and natural gas production volumes for the year 2003.

               o Current  Report  dated June 20,  2003,  announcing a conference call to discuss interim second-quarter 2003 financial and operating activities, and expectations for the future.

               o Current  Report  dated  June 25,  2003,  announcing  a security analyst meeting to discuss its financial and operating outlook for 2003 and certain expectations for oil and natural gas production volumes for the year 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KERR-McGEE CORPORATION


     Date:  August 5, 2003               By:       /s/ John M. Rauh
            --------------                         -----------------------------
                                                   John M. Rauh
                                                   Vice President and Controller
                                                   and Chief Accounting Officer