Form 10-Q
period 2003-09-30
KERR MCGEE CORP /DE
filed 2003-11-12
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____ to ____

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

Yes    X        No
     -----         -----

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 2003: 100,848,298.

                             KERR-McGEE CORPORATION




                                      INDEX



                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                               PAGE
                                                                            ----

         Consolidated Statement of Operations for the Three and
         Nine Months Ended September 30, 2003 and 2002                         1

         Consolidated Balance Sheet at September 30, 2003 and
         December 31, 2002                                                     2

         Consolidated Statement of Cash Flows for the Nine
         Months Ended September 30, 2003 and 2002                              3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        31

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           40

Item 4.  Controls and Procedures                                              42

Forward-Looking Information                                                   42


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    42

Item 6.  Exhibits and Reports on Form 8-K                                     43

SIGNATURE                                                                     44

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three Months             Nine Months
                                                                                 Ended                   Ended
                                                                             September 30,           September 30,
                                                                          --------------------    --------------------
(Millions of dollars, except per-share amounts)                             2003         2002       2003        2002
----------------------------------------------------------------------------------------------------------------------

Sales                                                                     $1,006.1     $ 964.8    $3,158.3    $2,682.2
                                                                          --------     -------    --------    --------

Costs and Expenses
  Costs and operating expenses                                               409.9       383.6     1,233.4     1,096.8
  Selling, general and administrative expenses                                98.3        61.0       248.3       238.1
  Shipping and handling expenses                                              34.4        32.1       101.4        86.3
  Depreciation and depletion                                                 180.6       193.7       563.2       602.1
  Accretion expense                                                            6.3           -        18.8           -
  Asset impairments, net of gains on disposal of assets held for sale         (4.4)       24.0        (5.0)      181.5
  Exploration, including dry holes and amortization of
    undeveloped leases                                                        79.8        70.2       286.9       148.9
  Taxes, other than income taxes                                              23.5        28.8        69.9        83.4
  Provision for environmental remediation and restoration,
    net of reimbursements                                                     47.2       (20.0)       66.4        70.4
  Interest and debt expense                                                   62.8        68.4       191.2       207.7
                                                                          --------     -------    --------    --------
      Total Costs and Expenses                                               938.4       841.8     2,774.5     2,715.2
                                                                          --------     -------    --------    --------
                                                                              67.7       123.0       383.8       (33.0)
Other Income (Expense)                                                       (17.5)      (14.1)      (42.7)      (52.0)
                                                                          --------     -------    --------    --------
Income (Loss) before Income Taxes                                             50.2       108.9       341.1       (85.0)
Provision for Income Taxes                                                   (21.1)     (195.7)     (138.0)     (181.2)
                                                                          --------     -------    --------    --------
Income (Loss) from Continuing Operations                                      29.1       (86.8)      203.1      (266.2)
Income (Loss) from Discontinued Operations (net of income tax provision (benefit) of nil and $.7 for the third quarter of 2003 and 2002, respectively, and $.2 and $(23.8) for the first nine
  months of 2003 and 2002, respectively)                                       (.3)         .4         (.1)      127.3
Cumulative Effect of Change in Accounting Principle (net of benefit
  for income taxes of $18.2)                                                     -           -       (34.7)          -
                                                                          --------     -------    --------    --------
Net Income (Loss)                                                         $   28.8      $(86.4)   $  168.3    $ (138.9)
                                                                          ========     =======    ========    ========
Income (Loss) per Common Share
  Basic -
    Continuing operations                                                 $    .29      $ (.86)   $   2.02    $  (2.65)
    Discontinued operations                                                      -           -           -        1.27
    Cumulative effect of change in accounting principle                          -           -        (.34)          -
                                                                          --------     -------    --------    --------
      Total                                                               $    .29     $  (.86)   $   1.68    $  (1.38)
                                                                          ========     =======    ========    ========
  Diluted -
    Continuing operations                                                 $    .29     $  (.86)   $   1.98    $  (2.65)
    Discontinued operations                                                      -           -           -        1.27
    Cumulative effect of change in accounting principle                          -           -        (.31)          -
                                                                          --------     -------    --------    --------
      Total                                                               $    .29     $  (.86)   $   1.67    $  (1.38)
                                                                          ========     =======    ========    ========

Dividends Declared per Common Share                                       $    .45     $   .45    $   1.35    $   1.35
                                                                          ========     =======    ========    ========

The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                   September 30,       December 31,
(Millions of dollars)                                                                       2003               2002
-------------------------------------------------------------------------------------------------------------------
ASSETS
------
Current Assets
  Cash                                                                                 $   194.9          $    89.9
  Accounts receivable                                                                      509.7              607.8
  Inventories                                                                              375.6              402.4
  Deposits, prepaid expenses and other assets                                              584.7              132.8
  Current assets associated with properties held for disposal                                 .6               57.2
                                                                                       ---------          ---------
    Total Current Assets                                                                 1,665.5            1,290.1
                                                                                       ---------          ---------

Property, Plant and Equipment                                                           14,024.6           13,722.8
  Less reserves for depreciation, depletion and amortization                            (6,745.8)          (6,687.2)
                                                                                       ---------          ---------
                                                                                         7,278.8            7,035.6
                                                                                       ---------          ---------

Investments and Other Assets                                                               578.7            1,035.2
Goodwill                                                                                   356.5              355.9
Long-Term Assets Associated with Properties Held for Disposal                               36.2              192.0
                                                                                       ---------          ---------

    Total Assets                                                                       $ 9,915.7          $ 9,908.8
                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                                                     $   653.9          $   785.1
  Long-term debt due within one year                                                       672.3              105.8
  Other current liabilities                                                                700.2              716.8
  Current liabilities associated with properties held for disposal                            .3                2.1
                                                                                       ---------          ---------
    Total Current Liabilities                                                            2,026.7            1,609.8
                                                                                       ---------          ---------

Long-Term Debt                                                                           3,048.2            3,798.1
                                                                                       ---------          ---------

Deferred Income Taxes                                                                    1,234.1            1,145.1
Other Deferred Credits and Reserves                                                        929.0              803.7
Long-Term Liabilities Associated with Properties Held for Disposal                          19.1               16.1
                                                                                       ---------          ---------
                                                                                         2,182.2            1,964.9
                                                                                       ---------          ---------
Stockholders' Equity
  Common stock, par value $1 - 300,000,000 shares
    authorized, 100,873,854 shares issued at 9-30-03
    and 100,391,054 shares issued at 12-31-02                                              100.9              100.4
  Capital in excess of par value                                                         1,707.5            1,687.3
  Preferred stock purchase rights                                                            1.0                1.0
  Retained earnings                                                                        924.2              885.7
  Accumulated other comprehensive income (loss)                                             10.6              (62.3)
  Common shares in treasury, at cost - 25,556 shares
    at 9-30-03 and 7,299 at 12-31-02                                                        (1.3)               (.4)
  Deferred compensation                                                                    (84.3)             (75.7)
                                                                                       ---------          ---------
      Total Stockholders' Equity                                                         2,658.6            2,536.0
                                                                                       ---------          ---------

      Total Liabilities and Stockholders' Equity                                       $ 9,915.7          $ 9,908.8
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

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        ---------------------------
  (Millions of dollars)                                                                   2003               2002
-------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income (loss)                                                                       $  168.3          $  (138.9)
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                                               617.1              656.8
    Accretion expense                                                                       18.8                  -
    Asset impairments, net of gains on disposal of assets held for sale                      1.2              207.6
    Dry hole costs                                                                         162.7               48.8
    Deferred income taxes                                                                   85.8              126.3
    Provision for environmental remediation and
      restoration, net of reimbursements                                                    66.3               80.0
    Gain on divestiture of discontinued operations                                             -             (108.6)
    (Gain) loss on sale and retirement of assets                                            (2.1)               2.7
    Cumulative effect of change in accounting principle                                     34.7                  -
    Noncash items affecting net income                                                     123.8               99.5
    Other net cash provided by (used in) operating activities                              (84.5)              68.3
                                                                                        --------          ---------
        Net Cash Provided by Operating Activities                                        1,192.1            1,042.5
                                                                                        --------          ---------
Investing Activities
--------------------
Capital expenditures                                                                      (749.4)            (886.2)
Dry hole costs                                                                            (162.7)             (48.8)
Proceeds from sales of assets                                                              258.6              463.9
Acquisitions                                                                               (69.6)             (23.8)
Other investing activities                                                                 (36.6)             (43.1)
                                                                                        --------          ---------
        Net Cash Used in Investing Activities                                             (759.7)            (538.0)
                                                                                        --------          ---------
Financing Activities
--------------------
Issuance of long-term debt                                                                  31.5              783.0
Repayment of long-term debt                                                               (225.0)          (1,092.4)
Decrease in short-term borrowings                                                              -               (8.2)
Issuance of common stock                                                                       -                5.4
Dividends paid                                                                            (135.9)            (135.4)
Other financing activities                                                                   (.6)                 -
                                                                                        --------          ---------
        Net Cash Used in Financing Activities                                             (330.0)            (447.6)
                                                                                        --------          ---------

Effects of Exchange Rate Changes on Cash and Cash Equivalents                                2.6               (5.9)
                                                                                        --------          ---------

Net Increase in Cash and Cash Equivalents                                                  105.0               51.0

Cash and Cash Equivalents at Beginning of Period                                            89.9               91.3
                                                                                        --------          ---------

Cash and Cash Equivalents at End of Period                                              $  194.9          $   142.3
                                                                                        ========          =========


The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

    The company adopted FAS 143 on January 1, 2003, which resulted in an increase in net property of $127.5 million, an increase in abandonment liabilities of $180.4 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting standard. In accordance with the provisions of FAS 143, Kerr-McGee accrues an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. No market risk premium has been included in the company's calculation of the ARO for oil and gas wells and platforms since no reliable estimate can be made by the company. In connection with the change in accounting principle, abandonment expense of $9.1 million and $26.7 million for the third quarter and first nine months of 2002, respectively, has been reclassified from Costs and operating expenses to Depreciation and depletion in the Consolidated Statement of Operations to be consistent with the 2003 presentation. In January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, and closed the plant in June 2003. Since the plant had a determinate closure date, the company accrued an abandonment liability of $17.6 million as of January 1, 2003, associated with its plans to decommission the Mobile facility.

    A summary of the changes in the asset retirement obligation during the first nine months of 2003 is included in the table below.

    (Millions of dollars)
    ----------------------------------------------------------------------------

    January 1, 2003                                                      $395.6
      Obligations incurred                                                  6.8
      Accretion expense                                                    18.8
      Abandonment expenditures                                            (12.5)
      Abandonment obligations settled through property divestitures       (13.5)
                                                                         ------
    September 30, 2003                                                   $395.2
                                                                         ======

    Pro forma net loss for the three months ended September 30, 2002, would have been $88 million, with basic and diluted loss per share of $.88, if the provisions of FAS 143 had been applied as of January 1, 2002, compared with net income for the three months ended September 30, 2003, of $28.8 million, with basic and diluted earnings per share of $.29. Pro forma net loss for the nine months ended September 30, 2002, would have been $144.5 million, with basic and diluted loss per share of $1.44, if the provisions of FAS 143 had been applied as of January 1, 2002, compared with net income for the nine months ended September 30, 2003, of $203 million before the cumulative effect of change in accounting principle, with basic and diluted earnings per share of $2.02 and $1.98, respectively.


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

                                                                            Three                    Nine
                                                                         Months Ended             Months Ended
                                                                         September 30,            September 30,
    (Millions of dollars,                                              ----------------        -----------------
    except per share amounts)                                           2003      2002           2003       2002
    ------------------------------------- ----------------------------------------------------------------------
    Net income (loss) as reported                                      $28.8    $(86.4)        $168.3    $(138.9)
      Less stock-based compensation expense
        determined using a fair-value method,
        net of taxes                                                    (4.0)     (4.0)         (12.1)     (11.0)
                                                                       -----    ------         ------    -------
    Pro forma net income (loss)                                        $24.8    $(90.4)        $156.2    $(149.9)
                                                                       =====    ======         ======    =======

    Net income (loss) per share -
      Basic -
        As reported                                                    $ .29    $ (.86)        $ 1.68    $ (1.38)
        Pro forma                                                        .25      (.90)          1.56      (1.49)

      Diluted -
        As reported                                                      .29      (.86)          1.67      (1.38)
        Pro forma                                                        .25      (.90)          1.56      (1.49)


    Goodwill and Intangible Assets
    ------------------------------

    In accordance with FAS 142, "Goodwill and Other Intangible Assets," which the company adopted on January 1, 2002, goodwill and certain indefinite-lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual test for impairment was completed in the second quarter of 2003, with no impairment indicated for the $356.5 million of goodwill or the $54 million of indefinite-lived intangible assets.


    New Accounting Standards
    ------------------------

    In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." For variable interest entities in existence as of February 1, 2003, FIN 46, as originally issued, required consolidation by the primary beneficiary in the third quarter of 2003. In October 2003, the FASB deferred the effective date of FIN 46 to the fourth quarter. In accordance with the provisions of FIN 46, the company believes it would be required to consolidate the business trust created to construct and finance the Gunnison production platform. The construction is being financed by a synthetic lease credit facility between the trust and groups of financial institutions for up to $157 million. The company is required to make lease payments sufficient to pay interest on the financing over the term of the synthetic lease credit facility, which terminates in November 2006. Completion of the Gunnison platform is anticipated to occur in either December 2003 or early 2004. The company is currently in negotiations to convert the Gunnison synthetic lease to an operating lease agreement, under which different trusts will become the lessor/owner of the platform and related equipment. The new agreements are expected to close in December 2003 and/or January 2004; however, the ultimate closing date will be dependent on the completion of the platform and the timeliness of the negotiation process and may occur sometime thereafter. If the synthetic lease is converted to an operating lease before year end, the company believes the variable interest entity lessor will not be subject to consolidation. However, the ultimate accounting treatment for the proposed restructured lease agreement or the lessor trust can not be determined until the significant terms of the agreement are finalized. If the synthetic lease is not replaced before year end, the financing trust will be subject to consolidation at December 31, 2003. The company has reviewed the effects of FIN 46 relative to its other relationships with possible variable interest entities, such as the lessor trusts that are party to the Nansen and Boomvang operating leases and certain joint-venture arrangements, and does not believe that consolidation of these entities is required.

    Reclassifications
    -----------------

    Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. In the current year, the company began recording in revenues only the net marketing fee received from sales of non-equity North Sea crude oil marketed on behalf of other partners. Prior to the third quarter of 2003, the company reported purchases and sales of non-equity oil on a gross basis. For the six months ended June 30, 2003, $48.7 million has been reclassified from Costs and operating expenses to Sales in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2002, $19.6 million and $32.7 million, respectively, have been reclassified from Costs and operating expenses to Sales in the Consolidated Statement of Operations. This change in reporting had no impact on operating profit or net income.

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

    In March 2002, the company began hedging a portion of its 2002 oil and natural gas production with fixed-price swaps to increase the predictability of its cash flow and support additional capital expenditures. During the fourth quarter of 2002, the company expanded the hedging program to cover a portion of the estimated 2003 crude oil and natural gas production by adding fixed-price swaps, basis swaps and costless collars. The company has continued to expand its hedging program, which now covers a portion of its expected 2004 production. At September 30, 2003, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $48.6 million, of which $1 million was recorded in current assets, $.7 million was recorded in non-current assets and $50.3 million was recorded in current liabilities. At December 31, 2002, the outstanding commodity-related derivatives accounted for as hedges had a net liability fair value of $83.4 million, of which $27.1 million was recorded in current assets and $110.5 million was recorded in current liabilities. The fair value of these derivative instruments was determined based on prices actively quoted, generally NYMEX and Dated Brent prices as of the balance sheet dates. The company had after-tax deferred losses of $28.3 million and $50.3 million in accumulated other comprehensive income associated with these contracts at September 30, 2003 and December 31, 2002, respectively. The company expects to reclassify deferred losses of $27.8 million into earnings during the next twelve months, assuming no further changes in fair-market value of the contracts.

    The physical sale of crude oil and natural gas at prices higher than those in the derivative contracts is offset by the losses realized on the contract settlements. During the third quarter of 2003, the company realized pretax losses on contract settlements of $13.4 million on domestic oil hedging, $14.2 million on North Sea oil hedging and $30.9 million on domestic natural gas hedging. During the first nine months of 2003, the company realized pretax losses on contract settlements of $55.4 million on domestic oil hedging, $46.7 million on North Sea oil hedging and $123 million on domestic natural gas hedging. During the third quarter of 2002, the company realized pre-tax losses on contract settlements of $11.4 million and $19.8 million on domestic and North Sea oil hedging, respectively, and pre-tax gains of $12.3 million on domestic natural gas hedging. During the first nine months of 2002, the company realized pre-tax losses on contract settlements of $17.3 million and $32.2 million on domestic and North Sea oil hedging, respectively, and pre-tax gains of $8.9 million on domestic natural gas hedging. Hedge ineffectiveness is recognized in Sales in the Consolidated Statement of Operations. A gain of $1.8 million for hedge ineffectiveness was recognized in the 2003 third quarter, and losses of $1.9 million were recognized in the first nine months of 2003. Losses for hedge ineffectiveness of $1.2 million and $1.3 million were recognized in the 2002 third quarter and first nine months, respectively.

    As discussed in the company's 2002 Form 10-K, the company is also party to other commodity contracts associated with its Rocky Mountain marketing activities (fixed-price natural gas physical and derivative contracts) that have not been designated as cash flow hedges. These commodity contracts are recorded in the balance sheet at fair value, with any changes in fair value recorded through earnings. At September 30, 2003, the fair value of these contracts was $14.4 million. Of this amount, $15.4 million was recorded in current assets, $13.7 million in Investments and Other Assets, $11.5 million in current liabilities, and $3.2 million in deferred credits. At December 31, 2002, the fair value of these contracts was $29.1 million. Of this amount, $30.7 million was recorded in current assets, $22.4 million in Investments and Other Assets, $23.3 million in current liabilities, and $.7 million in deferred credits. The net loss associated with the derivative contracts was $5.3 million for the three months ended September 30, 2003, of which $1.5 million was recorded as a gain in Sales in the Consolidated
    Statement of Operations and $6.8 million was recorded as a loss in Other Income. The net loss associated with the derivative contracts was $21.5 million for the nine months ended September 30, 2003, of which $8.2 million loss was included in Sales in the Consolidated Statement of Operations and a $13.3 million loss was included in Other Income. The net gain associated with the derivative contracts totaled $1.6 million in the third quarter of 2002, of which $8.1 million was included as a loss in Sales and a $9.7 million was included as a gain in Other Income. For the first nine months of 2002, the net loss associated with the derivative contracts totaled $25.6 million, of which $18.9 million was included in Sales and $6.7 million was included in Other Income.

    From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling, and sales of Euro) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its capital expenditures, raw material purchases and operating costs. These forward contracts generally have durations of less than three years. At September 30, 2003, the outstanding foreign exchange derivative contracts accounted for as hedges had a net asset fair value of $12.1 million, of which $11.6 million was recorded in current assets, $1.8 million in Investments and Other Assets, $.9 million in current liabilities, and $.4 million in deferred credits. Changes in the fair value of these contracts are recorded in accumulated other comprehensive income and will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the hedged assets are depreciated in the case of a hedge of capital expenditures, when finished inventory is sold in the case of a hedged raw material purchase and when the forward contracts close in the case of a hedge of operating costs). At September 30, 2003, the company had an after-tax deferred gain of $8.3 million in accumulated other comprehensive income related to these contracts. During the third quarter and first nine months of 2003, the company reclassified $4.7 million and $9.7 million of gains on forward contracts from accumulated other comprehensive income to operating expenses in the statement of operations. Of the existing net gains at September 30, 2003, approximately $6.1 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the third quarter, and no ineffectiveness was recognized.

    The company has entered into other forward contracts to sell foreign currencies, which will be collected as a result of pigment sales denominated in foreign currencies, primarily European currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rates. The estimated fair value of these contracts was not material at September 30, 2003.

    Selected pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. As collection agent, the company retains the risk of foreign currency rate changes between the date of sale and collection of the receivables. Under the terms of the asset securitization agreement, the company is required to enter into forward contracts for the value of the Euro denominated receivables sold into the program to mitigate its foreign currency risk. Gains or losses on the forward contracts are recognized currently in earnings. For the three and nine months ended September 30, 2003, the company recognized losses of $1.3 million associated with these contracts.

    The company issued 5-1/2% debt exchangeable for common stock (DECS) in August 1999, allowing each holder to receive between .85 and 1.0 share of Devon stock or the equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide Kerr-McGee a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have an imbedded call option on 85% of the shares). If Devon's stock price at maturity is greater than $33.19 per share but less than $39.16 per share, the company's right to retain Devon stock will be reduced proportionately. The company is not entitled to retain any Devon stock if the price of Devon stock at maturity is less than or equal to $33.19 per share. Using the Black-Scholes valuation model, the company recognizes in Other Income on a monthly basis any gains or losses of the put and call options. At September 30, 2003, the fair values of the embedded put and call options were nil and $79.4 million, respectively. On December 31, 2002, the fair values of the embedded put and call options were nil and $66.6 million, respectively. During the third quarter of 2003, the company recorded a gain of $45.3 million in Other Income for the changes in the fair values of the put and call options, compared with a gain of $19.7 million during the third quarter of 2002. During the first nine months of 2003 and 2002, the company recorded losses of $12.8 million and $54.5 million, respectively, in Other Income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decrease in the market value of 85% of the Devon stock owned by the company. The fair value of the 8.4 million shares of Devon classified as trading securities was $406.5 million at September 30, 2003, and $387.2 million at December 31, 2002. During the third quarter of 2003 and 2002, the company recorded unrealized losses of $44 million and $8.7 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. During the first nine months of 2003 and 2002, the company recorded unrealized gains of $19.3 million and $81 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. The company accounts for the remaining 15% of the Devon shares as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive income. The DECS, the derivative liability associated with the call option and the Devon shares have been classified as current assets or current liabilities, as appropriate, in the Consolidated Balance Sheet as of September 30, 2003.

    In connection with the issuance of $350 million of 5.375% notes due April 15, 2005, the company entered into an interest rate swap agreement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus .875%. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes. The estimated fair value of the interest rate swap was $23.1 million and $20.6 million at September 30, 2003 and December 31, 2002, respectively. The company recognized a reduction in interest expense from the swap arrangement of $2.9 million and $8.4 million in the three and nine months ended September 30, 2003, respectively, and $2.1 million and $3.9 million in the three and nine months ended September 30, 2002, respectively.

C.  Discontinued Operations, Asset Impairments and Asset Disposals

    In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the portion of Accounting Principles Board Opinion No. 30 that deals with disposal of a Discontibusiness segment. The company adopted FAS 144 as of January 1, 2002, and, in accordance with the standard, Operatioclassified certain asset disposal groups whose operations and cash flows could be clearly distinguished from Asset the rest of the company as discontinued operations.

    During the first quarter of 2002, the company approved a plan to dispose of its exploration and production Asset operations in Kazakhstan and of its interest in the Bayu-Undan project in the East Timor Sea offshore DisposalAustralia. During the second quarter of 2002, the company approved a plan to dispose of its exploration and production interest in the Jabung block in Sumatra, Indonesia. These divestiture decisions were made as part of the company's strategic plan to rationalize noncore oil and gas properties. The results of these operations have been reported separately as discontinued operations in the company's Consolidated Statement of Operations. In connection with the then-planned disposals, the related assets were evaluated and impairment losses were recorded for the Kazakhstan operations, calculated as the difference between the estimated sales price for the operation, less costs to sell, and the company's carrying value of the assets. Impairment losses on the Kazakhstan operations of $1.4 million and $26.1 million were recorded during the three and nine months ended September 30, 2002, respectively, and are reported as part of discontinued operations.

    On May 3, 2002, the company completed the sale of its interest in the Bayu-Undan project for $132.3 million in cash. The sale resulted in a pretax gain of $34.8 million. On June 13, 2002, the company completed the sale of its interest in the Jabung block in Sumatra for $170.7 million in cash with an $11 million contingent purchase price pending government approval of an LPG project. The sale resulted in a pretax gain of $72.5 million (excluding the contingent purchase price). On March 31, 2003, the company completed the sale of its Kazakhstan operations for $168.6 million in cash. In connection with this sale, the company recorded a settlement liability due to the purchaser for the net cash flow of the Kazakhstan operations from the effective date of the transaction to the closing date. The settlement liability, which totaled $18.6 million, was paid during the third quarter of 2003. The net proceeds received by the company for these divestitures were used to reduce outstanding debt.

    Revenues applicable to the discontinued operations were nil and $4.6 million for the three months ended September 30, 2003 and 2002, respectively, and $5.6 million and $29.8 million for the nine months ended September 30, 2003 and 2002, respectively. Pretax income (loss) for the discontinued operations was $(.3) million and $1.1 million (including the impairment loss of $1.4 million) for the three months ended September 30, 2003 and 2002, respectively, and $.1 million and $103.5 million (including the gains on sale of $107.3 million and the impairment loss of $26.1 million) for the nine months ended September 30, 2003 and 2002, respectively.

    As part of the company's plan to divest noncore properties discussed above, certain individually insignificant exploration and production segment assets for which operations and cash flows were not clearly distinguishable from the company's operations have been identified for disposal and classified as held for sale. Pretax asset impairment charges related to certain assets held for sale in the U.S. onshore, Gulf of Mexico shelf and U.K. North Sea regions totaled $11.5 million and $20 million during the third quarter and first nine months of 2003, respectively. The impairment charges on assets held for sale for the three and nine months ended September 30, 2002, totaled $6.7 million and $153.3 million, respectively. For the nine months ended September 30, 2002, the $153.3 million of asset impairment charges included $83 million related to certain domestic properties, $65.6 million related to certain North Sea properties and $4.7 million for properties in Ecuador. The impairment losses reflect the difference between the estimated sales prices for the individual properties or group of properties, less the costs to sell, and the carrying amount of the net assets. Impairment losses on properties held for sale are subject to revision in future periods based on final negotiated sales prices and normal post-closing adjustments.

    Pretax impairment losses totaling $6.8 million and $11.9 million were also recognized during the three and nine months ended September 30, 2003, respectively, for certain mature oil and gas properties that are not considered held for sale. For the three and nine months ended September 30, 2002, pretax impairment losses totaled $17.3 million and $28.2 million, respectively, on assets not considered held for sale. These impairment losses were related to properties located in the U.S. onshore, Gulf of Mexico shelf and North Sea regions that were deemed impaired because expectations of future cash flows were less than the carrying value of the related assets.

    During the third quarter of 2003, the company recognized a gain on disposal of oil and gas properties of $22.7 million, primarily related to property disposals in China and the Gulf of Mexico shelf region, as well as final closing of North Sea divestitures. These gains are included with total asset impairment charges of $18.3 million in the Consolidated Statement of Operations. The company recognized a net gain on disposal of oil and gas properties of $36.9 million during the first nine months of 2003, which is included with total asset impairment charges of $31.9 million in the Consolidated Statement of Operations. No gain on disposal of oil and gas properties was recognized in the first nine months of 2002. The company expects to complete the divestiture of its remaining held-for-sale assets in the fourth quarter of 2003. The assets and liabilities of discontinued operations and other assets held for sale have been classified as
    Assets/Liabilities Associated with Properties Held for Disposal in the Consolidated Balance Sheet.

D.  Cash Flow Information

    Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
    (Millions of dollars)                                2003              2002
    ----------------------------------------------------------------------------

    Income tax payments                                $ 92.8           $  69.3
    Less refunds received                               (46.5)           (264.3)
                                                       ------           -------
    Net income tax payments (refunds)                  $ 46.3           $(195.0)
                                                       ======           =======

    Interest payments                                  $198.7           $ 217.0
                                                       ======           =======

    Noncash items affecting net income included in the reconciliation of net income to net cash provided by operating activities include the following:

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
    (Millions of dollars)                                         2003      2002
    ----------------------------------------------------------------------------

     Unrealized gain on trading securities                      $(19.3)  $(81.0)
     Litigation reserve provisions                                 6.5     72.0
     Increase in fair value of embedded options in the DECS       12.8     54.5
     Other employee benefits                                      39.4     33.8
     Loss from equity affiliates                                  23.7     20.5
     Postretirement liability accrual, including curtailment
       charges                                                    24.1     15.7
     Periodic pension credit for qualified plan, net of
       curtailment charges                                        (6.0)   (37.1)
     All other (1)                                                42.6     21.1
                                                                ------   ------
        Total                                                   $123.8   $ 99.5
                                                                ======   ======

    (1) No other individual item is material to total cash flows from operations.


    Other  net  cash  provided  by  (used  in)   operating   activities  in  the
    Consolidated Statement of Cash Flows consists of the following:

                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
    (Millions of dollars)                                2003             2002
    ----------------------------------------------------------------------------

    Changes in working capital accounts                 $ 18.8           $204.4
    Environmental expenditures                           (61.8)           (77.0)
    Cash abandonment expenditures - exploration
      and production                                     (13.2)           (37.0)
    All other (1)                                        (28.3)           (22.1)
                                                        ------           ------
        Total                                           $(84.5)          $ 68.3
                                                        ======           ======

    (1) No other individual item is material to total cash flows from operations.


E.  Comprehensive Income and Financial Instruments

    Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002, is as follows:

                                                                         Three Months              Nine Months
                                                                            Ended                     Ended
                                                                         September 30,             September 30,
                                                                      -----------------        ------------------
    (Millions of dollars)                                              2003       2002          2003        2002
    -------------------------------------------------------------------------------------------------------------

    Net income (loss)                                                 $28.8     $ (86.4)       $168.3     $(138.9)
    Unrealized gains (losses) on securities                            (5.1)       (1.2)          2.3        29.7
    Change in fair value of cash flow hedges                           51.9       (32.0)         38.2       (57.1)
    Foreign currency translation adjustment                             3.6        (1.0)         31.6         9.4
    Other                                                                 -           -           0.8           -
                                                                      -----     -------        ------    --------
      Comprehensive income (loss)                                     $79.2     $(120.6)       $241.2     $(156.9)
                                                                      =====     =======        ======     =======

    The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at September 30, 2003 or
    December 31, 2002. At September 30, 2003 and December 31, 2002, available-for-sale securities for which fair value can be determined were as follows:

                                                 September 30, 2003                      December 31, 2002
                                          --------------------------------        -------------------------------
                                                                     Gross                                  Gross
                                                                Unrealized                             Unrealized
                                           Fair                    Holding         Fair                   Holding
    (Millions of dollars)                 Value       Cost            Gain        Value      Cost            Gain
    -------------------------------------------------------------------------------------------------------------
    Equity securities                      $73.2      $31.9          $13.3 (1)    $69.7     $31.9            $9.8 (1)
    U.S. government obligations -
      Maturing within one year               3.9        3.9              -          2.4       2.4               -
      Maturing between one year
        and four years                         -          -              -          1.6       1.6               -
                                                                     -----                                   ----
          Total                                                      $13.3                                   $9.8
                                                                     =====                                   ====

    (1) These amounts include $28 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.

F.  Equity Affiliates

    Investments in equity affiliates totaled $119.9 million at September 30, 2003, and $122.9 million at December 31, 2002. Equity loss related to the investments is included in Other Income in the Consolidated Statement of Operations and totaled $10.9 million and $4.8 million for the three months ended September 30, 2003 and 2002, respectively. For the first nine months of 2003, the loss in equity affiliates totaled $23.7 million, compared with $20.5 million for the same 2002 period.


G.  Workforce Reduction

    In September 2003, the company announced a program to reduce its U.S. nonbargaining workforce by 7% to 9%, or 200 to 250 employees. The program consists of both voluntary early retirements and involuntary terminations. Qualifying employees whose employment is terminated in connection with this program will be given enhanced benefits under the company's pension and postretirement plans, along with severance payments. The program is expected to be completed by the end of 2003, with certain retiring employees staying into 2004 for transition purposes.

    The company has estimated the total cost of the program will be approximately $40 million after-tax. Offers of voluntary early retirement have been made to 260 employees with acceptances due by November 20, 2003. Based on similar voluntary programs in the past, the company anticipates an acceptance rate of approximately 75% resulting in a probable curtailment (as defined in FAS 88) of the company's qualified pension plan and postretirement plan. Based on the assumed acceptance rate and actuarial calculations, the company recognized a pretax curtailment expense of $16.7 million in the third quarter of 2003 for the voluntary early retirements. Other costs for special termination benefits within the retirement plans, severance payments and outplacement expenses will be recognized in the fourth quarter of 2003 or during 2004, as appropriate.

H.  Restructuring Provisions and Exit Activities

    The company closed its synthetic rutile plant in Mobile, Alabama, during June 2003. During the third quarter and first nine months of 2003, the company's chemical - pigment operating unit provided nil and $24.6 million for costs associated with the closure of this facility. Included in the $24.6 million were $14.1 million recorded as a cumulative effect of change in accounting principle related to the recognition of an asset retirement obligation and $10.5 million for the accrual of severance benefits. The provision for severance benefits is included in the restructuring reserve balance below (see Note A for a discussion of the asset retirement obligation). Of the total provision of $10.5 million, $7.4 million has been paid through the 2003 third quarter and $3.1 million remained in the accrual at September 30, 2003. Approximately 140 employees will ultimately be terminated in connection with this plant closure, of which 110 had been terminated as of September 30, 2003. Additionally, during the first nine months of 2003, the company recognized $15.1 million in accelerated depreciation on the plant assets, $6.1 million for curtailment costs related to pension and postretirement benefits, $8.2 million for cleanup and decommissioning costs associated with the plant, and $.7 million for other settlement costs.

    During 2002, the company's chemical - other operating unit provided $16.5 million for costs associated with its plans to exit the forest products business, of which $2.3 million was recorded in the third quarter of 2002 and $3 million was recorded during the first nine months of 2002. During the first nine months of 2003, the company provided an additional $5.4 million associated with exiting the forest products business. Included in the total provision of $21.9 million were $15.6 million for dismantlement and closure costs, and $6.3 million for severance costs. These costs are reflected in costs and operating expenses in the Consolidated Statement of Operations. Of the total accrual, $4.8 million has been paid through the 2003 third quarter and $17.1 million remained in the accrual at September 30, 2003. In connection with the plant closures, 252 employees will be terminated, of which 95 were terminated as of September 30, 2003. Additionally, during the first nine months of 2003, the company recognized $8.1 million for curtailment costs related to pension and postretirement benefits, and $2.2 million in accelerated depreciation on plant assets.

    In 2001, the company's chemical - pigment operating unit provided $31.8 million related to the closure of a plant in Antwerp, Belgium. The provision consisted of $12 million for severance costs, $11.5 million for dismantlement costs, $6.7 million for contract settlement costs and $1.6 million for other plant closure costs. Of this total accrual, $27 million has been paid through the 2003 third quarter and $7.8 million remained in the accrual at September 30, 2003. As a result of this plant closure, 121 employees have been terminated as of September 30, 2003.

    Also in 2001, the company's chemical - other operating unit provided $11.9 million for the discontinuation of manganese metal production at its Hamilton, Mississippi, facility. The provision consisted of $6.6 million for pond-closure cost, $2.4 million for severance costs and $2.9 million for other plant closure costs. Of the total provision, $10.5 million has been paid through the 2003 third quarter and $1.4 million remained in the accrual at September 30, 2003, for pond closure costs.

    The provisions, payments, adjustments and restructuring reserve balances for the nine-month period ended September 30, 2003, are included in the table below.

                                                                  Dismantlement
                                                  Personnel                 and
    (Millions of dollars)                Total        Costs             Closure
    ----------------------------------------------------------------------------

    December 31, 2002                    $26.6         $3.8               $22.8
      Provisions                          15.9         15.9                   -
      Payments                           (14.2)        (8.3)               (5.9)
      Adjustments (1)                      1.1           .4                  .7
                                         -----        -----               -----
    September 30, 2003                   $29.4        $11.8               $17.6
                                         =====        =====               =====

    (1) Foreign-currency translation adjustments related to Antwerp, Belgium, accrual.

I.  Debt

    As of September 30, 2003, long-term debt due within one year consists of the following.


                                                                   September 30,
    (Millions of dollars)                                              2003
    ----------------------------------------------------------------------------

    5-1/2% Exchangeable Notes (DECS) due August 2, 2004, net
      of unamortized discount of $6.5 million                             $323.8
    8.375% Notes due July 15, 2004                                         145.0
    8% Notes due October 15, 2003                                          100.0
    Floating rate notes due June 28, 2004                                  100.0
    Guaranteed Debt of Employee Stock Ownership Plan 9.61% Notes
      due in installments through January 2, 2005                            3.5
                                                                          ------
        Total                                                             $672.3
                                                                          ======

J.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings
    per  share  (EPS)  from  continuing   operations  for  the  three-month  and
    nine-month periods ended September 30, 2003 and 2002.

                                                    For the Three Months Ended September 30,
                                 --------------------------------------------------------------------------------
                                                 2003                                        2002
                                 ------------------------------------        ------------------------------------

                                 Income from                                  Loss from
    (In millions, except          Continuing                Per-Share        Continuing                 Per-Share
    per-share amounts)            Operations      Shares       Income        Operations       Shares         Loss
    -------------------------------------------------------------------------------------------------------------

    Basic EPS                          $29.1       100.1        $ .29            $(86.8)       100.4        $(.86)
                                                                =====                                       =====
      Effect of dilutive securities:
        Restricted stock                   -          .7                              -            -
        Stock options                      -          .1                              -            -
                                        ----       -----                         ------        -----
    Diluted EPS                        $29.1       100.9        $ .29            $(86.8)       100.4        $(.86)
                                       =====       =====        =====            ======        =====        =====


                                                         For the Nine Months Ended September 30,
                                 --------------------------------------------------------------------------------
                                                  2003                                        2002
                                 ------------------------------------        -----------------------------------

                                 Income from                                  Loss from
    (In millions, except          Continuing                Per-Share        Continuing                 Per-Share
    per-share amounts)            Operations      Shares       Income        Operations       Shares         Loss
    -------------------------------------------------------------------------------------------------------------

    Basic EPS                         $203.1       100.1        $2.02           $(266.2)       100.3       $(2.65)
                                                                =====                                      ======
      Effect of dilutive securities:
       5 1/4% convertible
        debentures                      16.0         9.8                              -            -
       Restricted stock                    -          .7                              -            -
       Stock options                       -          .1                              -            -
                                      ------       -----                        -------        -----
    Diluted EPS                       $219.1       110.7        $1.98           $(266.2)       100.3       $(2.65)
                                      ======       =====        =====           =======        =====       ======

K.  Accounts Receivable Sales

    In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. On July 30, 2003, the company restructured the existing accounts receivable monetization program to include the sale of receivables originated by the company's European chemical operations. The maximum availability under the new program is $168 million. In addition, certain other terms of the program have been modified as part of the restructuring. Under the terms of the program, selected qualifying customer accounts receivable may be sold monthly to a special-purpose entity (SPE), which in turn sells an undivided ownership interest in the receivables to a third-party multi-seller commercial paper conduit sponsored by an independent financial institution. The company sells, and retains an interest in, excess receivables to the SPE as over-collateralization for the program. The company's retained interest in the SPE's receivables is classified in trade accounts receivable in the accompanying Consolidated Balance Sheet. The retained interest is subordinate to, and provides credit enhancement for, the conduit's ownership interest in the SPE's receivables, and is available to the conduit to pay certain fees or expenses due to the conduit, and to absorb credit losses incurred on any of the SPE's receivables in the event of termination. However, the company believes that the risk of credit loss is very low since its bad-debt experience has historically been insignificant. The company retains servicing responsibilities and receives a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has no obligations for any recourse actions on the sold receivables. The company also holds preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

    The company sold $287.6 million and $199.2 million of its pigment receivables during the third quarter of 2003 and 2002, respectively. The sale of the receivables resulted in pretax losses of $1.3 million and $1.2 million during the third quarter of 2003 and 2002, respectively. The company sold $600.1 million and $485.1 million of its pigment receivables during the first nine months of 2003 and 2002, respectively. The sale of the receivables resulted in pretax losses of $3.4 million and $3.5 million during the first nine months of 2003 and 2002, respectively. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold, net of the company's retained interest in receivables serving as over-collateralization, totaled $157.9 million at September 30, 2003, and $110.6 million at December 31, 2002.

L.  Income Taxes

    The reported amount of income tax expense attributable to income (loss) from continuing operations for the first nine months of 2003 and 2002 differs from the amount that would be computed using the U.S. Federal income tax rate. The primary reasons for the differences and related tax effects are as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                        ------------------------
    (Millions of dollars)                                 2003             2002
    ----------------------------------------------------------------------------

    U.S. statutory provision (benefit) - 35%            $119.4           $(29.8)
      U.K. tax rate change                                   -            146.4
      Reversal of deferred tax asset associated
        with U.K. properties held for sale                   -             51.6
      U.K. petroleum revenue tax                          12.1             19.5
      All other                                            6.5             (6.5)
                                                        ------           ------
         Provision for income taxes                     $138.0           $181.2
                                                        ======           ======


    On July 24, 2002, the United Kingdom government made certain changes to its existing tax laws. Under one of these changes, companies are now required to pay a supplementary corporate tax charge of 10% on profits from their U.K. oil and gas production. This is in addition to the previously required 30% corporate tax on these profits. The U.K. government also accelerated tax depreciation for capital investments in U.K. upstream activities and abolished North Sea royalty. The catch-up adjustment for the tax rate changes increased the company's 2002 third-quarter provision for deferred income taxes by $137.6 million and the current provision on operations for the first two quarters of 2002 by $8.8 million.


M.  Condensed Consolidating Financial Information

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

    On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank in parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Chemical Worldwide LLC (formerly Kerr-McGee Operating Corporation, which was previously the original Kerr-McGee Corporation) and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information. The top holding company is Kerr-McGee Corporation. The guarantor subsidiaries include Kerr-McGee Chemical Worldwide LLC at September 30, 2003 and December 31, 2002, and its predecessor, Kerr-McGee Operating Corporation, at September 30, 2002, along with Kerr-McGee Rocky Mountain Corporation in 2003 and 2002.

    The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.

                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2003

                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Sales                                               $    -           $180.6           $819.1          $  6.4         $1,006.1
                                                    ------           ------           ------          ------         --------
Costs and Expenses
  Costs and operating expenses                           -             94.8            307.9             7.2            409.9
  Selling, general and administrative expenses           -              2.4             95.9               -             98.3
  Shipping and handling expenses                         -              2.1             32.3               -             34.4
  Depreciation and depletion                             -             30.7            149.9               -            180.6
  Accretion expense                                      -               .6              5.7               -              6.3
  Asset impairments, net of gains on disposal of
    assets held for sale                                 -              (.3)            (4.1)              -             (4.4)
  Exploration, including dry holes and
    amortization of undeveloped leases                   -              5.0             74.8               -             79.8
  Taxes, other than income taxes                         -              7.9             15.6               -             23.5
  Provision for environmental remediation
    and restoration, net of reimbursements               -             28.6             18.6               -             47.2
  Interest and debt expense                           29.3              9.4             65.1           (41.0)            62.8
                                                    ------           ------           ------          ------         --------
      Total Costs and Expenses                        29.3            181.2            761.7           (33.8)           938.4
                                                    ------           ------           ------          ------         --------

                                                     (29.3)             (.6)            57.4            40.2             67.7
Other Income (Expense)                                79.2            (17.5)            11.4           (90.6)           (17.5)
                                                    ------           ------           ------          ------         --------
Income (Loss) before Income Taxes                     49.9            (18.1)            68.8           (50.4)            50.2
Benefit (Provision) for Income Taxes                 (21.1)             7.8            (28.9)           21.1            (21.1)
                                                    ------           ------           ------          ------         --------
Income (Loss) from Continuing Operations              28.8            (10.3)            39.9           (29.3)            29.1
Loss from Discontinued Operations,
   net of tax                                            -                -              (.3)              -              (.3)
                                                    ------           ------           ------          ------         --------
Net Income (Loss)                                   $ 28.8           $(10.3)          $ 39.6          $(29.3)        $   28.8
                                                    ======           ======           ======          ======         ========

                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Three Months Ended September 30, 2002

                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Sales                                              $     -           $ 83.5          $ 881.3         $     -          $ 964.8
                                                   -------           ------          -------         -------          -------
Costs and Expenses
  Costs and operating expenses                           -             26.1            357.5               -            383.6
  Selling, general and administrative expenses           -              1.5             59.5               -             61.0
  Shipping and handling expenses                         -              1.3             30.8               -             32.1
  Depreciation and depletion                             -             29.0            164.7               -            193.7
  Asset impairments                                      -              (.1)            24.1               -             24.0
  Exploration, including dry holes and
    amortization of undeveloped leases                   -              2.2             68.0               -             70.2
  Taxes, other than income taxes                         -              4.1             24.7               -             28.8
  Provision for environmental remediation
    and restoration, net of reimbursements               -                -            (20.0)              -            (20.0)
  Interest and debt expense                           29.0              9.5             80.0           (50.1)            68.4
                                                   -------           ------          -------         -------          -------
       Total Costs and Expenses                       29.0             73.6            789.3           (50.1)           841.8
                                                   -------           ------          -------         -------          -------

                                                     (29.0)             9.9             92.0            50.1            123.0
Other Income (Expense)                               138.9             12.0              7.3          (172.3)           (14.1)
                                                   -------           ------          -------         -------          -------
Income before Income Taxes                           109.9             21.9             99.3          (122.2)           108.9
Provision for Income Taxes                          (196.3)            (9.0)          (192.5)          202.1           (195.7)
                                                   -------           ------          -------         -------          -------
Income (Loss) from Continuing Operations             (86.4)            12.9            (93.2)           79.9            (86.8)
Income from Discontinued Operations,
  net of tax                                             -                -               .4               -               .4
                                                   -------           ------          -------         -------          -------
   Net Income (Loss)                               $ (86.4)          $ 12.9          $ (92.8)        $  79.9          $ (86.4)
                                                   =======           ======          =======         =======          =======

                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2003
                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------
Sales                                              $     -           $503.7         $2,654.6         $     -         $3,158.3
                                                   -------           ------         --------         -------         --------

Costs and Expenses
  Costs and operating expenses                           -            248.4            985.0               -          1,233.4
  Selling, general and administrative expenses           -             12.5            235.8               -            248.3
  Shipping and handling expenses                         -              6.8             94.6               -            101.4
  Depreciation and depletion                             -             91.0            472.2               -            563.2
  Accretion expense                                      -              1.8             17.0               -             18.8
  Asset impairments, net of gains on disposal of
    assets held for sale                                 -              1.4             (6.4)              -             (5.0)
  Exploration, including dry holes and
    amortization of undeveloped leases                   -             11.8            275.1               -            286.9
  Taxes, other than income taxes                        .2             16.6             53.1               -             69.9
  Provision for environmental remediation
    and restoration, net of reimbursements               -             34.4             32.0               -             66.4
  Interest and debt expense                           87.0             26.0            208.0          (129.8)           191.2
                                                   -------           ------         --------         -------         --------
      Total Costs and Expenses                        87.2            450.7          2,366.4          (129.8)         2,774.5
                                                   -------           ------         --------         -------         --------

                                                     (87.2)            53.0            288.2           129.8            383.8
Other Income (Expense)                               375.5            (42.7)            56.0          (431.5)           (42.7)
                                                   -------           ------         --------         -------         --------
Income before Income Taxes                           288.3             10.3            344.2          (301.7)           341.1
Benefit (Provision) for Income Taxes                (120.0)             5.0           (136.0)          113.0           (138.0)
                                                   -------           ------         --------         -------         --------
Income from Continuing Operations                    168.3             15.3            208.2          (188.7)           203.1
Income (Loss) from Discontinued Operations,
  net of tax                                             -             12.4            (12.5)              -              (.1)
Cumulative Effect of Change in Accounting
  Principle, net of tax                                  -             (1.3)           (33.4)              -            (34.7)
                                                   -------           ------         --------         -------         --------
Net Income                                         $ 168.3           $ 26.4         $  162.3         $(188.7)        $  168.3
                                                   =======           ======         ========         =======         ========

                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2002
                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Sales                                              $     -           $243.6         $2,438.6         $     -         $2,682.2
                                                   -------           ------         --------         -------         --------
Costs and Expenses
  Costs and operating expenses                           -             73.8          1,023.0               -          1,096.8
  Selling, general and administrative expenses           -              3.1            235.0               -            238.1
  Shipping and handling expenses                         -              3.9             82.4               -             86.3
  Depreciation and depletion                             -             90.3            511.8               -            602.1
  Asset impairments                                      -              3.1            178.4               -            181.5
  Exploration, including dry holes and
    amortization of undeveloped leases                   -              7.4            141.5               -            148.9
  Taxes, other than income taxes                        .1             11.4             71.9               -             83.4
  Provision for environmental remediation
    and restoration, net of reimbursements               -                -             70.4               -             70.4
  Interest and debt expense                           84.1             27.0            247.7          (151.1)           207.7
                                                   -------           ------         --------         -------         --------
      Total Costs and Expenses                        84.2            220.0          2,562.1          (151.1)         2,715.2
                                                   -------           ------         --------         -------         --------

                                                     (84.2)            23.6           (123.5)          151.1            (33.0)
Other Income (Expense)                               102.6             19.9             48.9          (223.4)           (52.0)
                                                   -------           ------         --------         -------         --------
Income (Loss) before Income Taxes                     18.4             43.5            (74.6)          (72.3)           (85.0)
Provision for Income Taxes                          (157.3)           (21.5)          (185.0)          182.6           (181.2)
                                                   -------           ------         --------         -------         --------
Income (Loss) from Continuing Operations            (138.9)            22.0           (259.6)          110.3           (266.2)
Income from Discontinued Operations,
  net of tax                                             -                -            127.3               -            127.3
                                                   -------           ------         --------         -------         --------
Net Income (Loss)                                  $(138.9)           $22.0         $ (132.3)        $ 110.3         $ (138.9)
                                                   =======           ======         ========         =======         ========

                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                               September 30, 2003

                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Current Assets
  Cash                                            $    1.5         $      -         $  193.4       $       -         $  194.9
  Intercompany receivables                           791.2            (31.5)         1,385.2        (2,144.9)               -
  Accounts receivable                                    -             97.9            411.8               -            509.7
  Inventories                                            -              5.2            370.4               -            375.6
  Deposits, prepaid expenses and other assets            -             19.7            565.0               -            584.7
  Current assets associated with properties
    held for disposal                                    -                -               .6               -               .6
                                                  --------         --------         --------       ---------         --------
      Total Current Assets                           792.7             91.3          2,926.4        (2,144.9)         1,665.5

Property, Plant and Equipment, net                       -          1,973.6          5,305.2               -          7,278.8
Investments and Other Assets                          10.6             93.3            473.2             1.6            578.7
Goodwill                                                 -            346.4             10.1               -            356.5
Long-Term Assets Associated with Properties
  Held for Disposal                                      -                -             36.2               -             36.2
Investments in and Advances to Subsidiaries        3,960.2            442.7             45.9        (4,448.8)               -
                                                  --------         --------         --------       ---------         --------
     Total Assets                                 $4,763.5         $2,947.3         $8,797.0       $(6,592.1)        $9,915.7
                                                  ========         ========         ========       =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                $   45.4         $   62.0         $  546.5       $       -         $  653.9
  Intercompany borrowings                             68.9            538.6          1,450.1        (2,057.6)               -
  Long-Term debt due within one year                     -                -            672.3               -            672.3
  Other current liabilities                           (4.0)           130.2            553.3            20.7            700.2
  Current liabilities associated with
    properties held for disposal                         -                -               .3               -               .3
                                                  --------         --------         --------       ---------         --------
     Total Current Liabilities                       110.3            730.8          3,222.5        (2,036.9)         2,026.7

Long-Term Debt                                     1,847.3                -          1,200.9               -          3,048.2

Other Deferred Credits and Reserves                      -            752.2          1,431.6           (20.7)         2,163.1
Long-Term Liabilities Associated with
  Properties Held for Disposal                           -                -             19.1               -             19.1
Investments by and Advances from Parent                  -                -            579.3          (579.3)               -
Stockholders' Equity                               2,805.9          1,464.3          2,343.6        (3,955.2)         2,658.6
                                                  --------         --------         --------       ---------         --------
     Total Liabilities and Stockholders' Equity   $4,763.5         $2,947.3         $8,797.0       $(6,592.1)        $9,915.7
                                                  ========         ========         ========       =========         ========


                     Kerr-McGee Corporation and Subsidiaries
                      Condensed Consolidating Balance Sheet
                                December 31, 2002

                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------

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
                                                  ========         ========         ========       =========         ========


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2003


                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                         $ 168.3          $  26.4         $  162.3         $(188.7)        $  168.3
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities -
    Depreciation, depletion and amortization             -             94.5            522.6               -            617.1
    Accretion expense                                    -              1.8             17.0               -             18.8
    Asset impairments, net of gains on
      disposal of assets held for sale                   -                -              1.2               -              1.2
    Equity in (earnings) losses of subsidiaries     (188.3)            38.9                -           149.4                -
    Dry hole costs                                       -                -            162.7               -            162.7
    Deferred income taxes                                -             54.2             31.6               -             85.8
    Provision for environmental remediation
      and restoration, net of reimbursements             -             34.4             31.9               -             66.3
    (Gain) loss on sale and retirement of
      assets                                             -            (12.0)             9.9               -             (2.1)
    Cumulative effect of change in accounting
      principle                                          -              1.3             33.4               -             34.7
    Noncash items affecting net income                 1.3             39.9             82.6               -            123.8
    Other net cash used in operating activities      (36.2)          (135.6)            87.3               -            (84.5)
                                                   -------          -------         --------         -------         --------
      Net Cash Provided by (Used in)
        Operating Activities                         (54.9)           143.8          1,142.5           (39.3)         1,192.1
                                                   -------          -------         --------         -------         --------
Investing Activities
--------------------
Capital expenditures                                     -            (91.6)          (657.8)              -           (749.4)
Dry hole costs                                           -                -           (162.7)              -           (162.7)
Proceeds from sales of assets                            -              7.1            251.5               -            258.6
Acquisitions                                             -                -            (69.6)              -            (69.6)
Other investing activities                               -                -            (36.6)              -            (36.6)
                                                   -------          -------         --------         -------         --------
      Net Cash Used in Investing Activities              -            (84.5)          (675.2)              -           (759.7)
                                                   -------          -------         --------         -------         --------

Financing Activities
--------------------
Issuance of long-term debt                               -                -             31.5               -             31.5
Repayment of long-term debt                              -                -           (225.0)              -           (225.0)
Increase (decrease) in intercompany
  notes payable                                      189.8            (59.3)          (130.2)            (.3)               -
Dividends paid                                      (135.9)               -            (40.9)           40.9           (135.9)
Other financing activities                               -                -               .7            (1.3)             (.6)
                                                   -------          -------         --------         -------         --------
      Net Cash Provided by (Used in)
        Financing Activities                          53.9            (59.3)          (363.9)           39.3           (330.0)
                                                   -------          -------         --------         -------         --------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                  -                -              2.6               -              2.6
                                                   -------          -------         --------         -------         --------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                        (1.0)               -            106.0               -            105.0
Cash and Cash Equivalents at Beginning of
   Period                                              2.5                -             87.4               -             89.9
                                                   -------          -------         --------         -------         --------
Cash and Cash Equivalents at End of Period         $   1.5          $     -         $  193.4         $     -         $  194.9
                                                   =======          =======         ========         =======         ========


                     Kerr-McGee Corporation and Subsidiaries
                 Condensed Consolidating Statement of Cash Flows
                  For the Nine Months Ended September 30, 2002

                                                                                        Non-
                                                Kerr-McGee        Guarantor        Guarantor
(Millions of dollars)                          Corporation     Subsidiaries     Subsidiaries    Eliminations     Consolidated
-----------------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income (loss)                                  $(138.9)          $ 22.0        $  (132.3)        $ 110.3        $  (138.9)
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities -
    Depreciation, depletion and amortization             -             92.5            564.3               -            656.8
    Asset impairments                                    -                -            207.6               -            207.6
    Equity in (earnings) losses of                   121.4            (11.1)               -          (110.3)               -
      subsidiaries
    Dry hole costs                                       -               .1             48.7               -             48.8
    Deferred income taxes                                -             (7.7)           134.0               -            126.3
    Provision for environmental remediation
      and restoration, net of reimbursements             -                -             80.0               -             80.0
    (Gain) loss on divestiture of discontinued
      operations                                         -               .4           (109.0)              -           (108.6)
    Loss on sale and retirement of assets                -                -              2.7               -              2.7
     Noncash items affecting net income or loss         .1              8.3             91.1               -             99.5
     Other net cash provided by (used in)
      operating activities                           (36.5)            14.5             90.3               -             68.3
                                                   -------           ------        ---------         -------        ---------
        Net Cash Provided by (Used in)
          Operating Activities                       (53.9)           119.0            977.4               -          1,042.5
                                                   -------           ------        ---------         -------        ---------

Investing Activities
--------------------
Capital expenditures                                     -           (120.4)          (765.8)              -           (886.2)
Dry hole costs                                           -              (.1)           (48.7)              -            (48.8)
Proceeds from sales of assets                            -             52.3            411.6               -            463.9
Acquisitions                                             -                -            (23.8)              -            (23.8)
Other investing activities                               -                -            (43.1)              -            (43.1)
                                                   -------           ------        ---------         -------        ---------
        Net Cash Used in Investing Activities            -            (68.2)          (469.8)              -           (538.0)
                                                   -------           ------        ---------         -------        ---------

Financing Activities
--------------------
Issuance of long-term debt                           350.0                -            433.0               -            783.0
Repayment of long-term debt                              -                -         (1,092.4)              -         (1,092.4)
Increase (decrease) in short-term borrowings        (165.7)           (63.6)           221.1               -             (8.2)
Issuance of common stock                               5.0                -               .4               -              5.4
Dividends paid                                      (135.4)               -                -               -           (135.4)
Other financing activities                               -             11.7            (11.7)              -                -
                                                   -------           ------        ---------         -------        ---------
        Net Cash Provided by (Used in)
          Financing Activities                        53.9            (51.9)          (449.6)              -           (447.6)
                                                   -------           ------        ---------         -------        ---------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                  -                -             (5.9)              -             (5.9)
                                                   -------           ------        ---------         -------        ---------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                           -             (1.1)            52.1               -             51.0
Cash and Cash Equivalents at Beginning of
   Period                                                -              1.1             90.2               -             91.3
                                                   -------           ------        ---------         -------        ---------
Cash and Cash Equivalents at End of Period         $     -           $    -        $   142.3         $     -        $   142.3
                                                   =======           ======        =========         =======        =========


N.  Contingencies

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

    Closed Facility - In 1994, Chemical, the City of West Chicago (the City) and the State reached agreement on the initial phase of the decommissioning plan for the closed West Chicago facility, and Chemical began shipping material from the site to a licensed permanent disposal facility. In February 1997, Chemical executed an agreement with the City covering the terms and conditions for completing the final phase of decommissioning work. The agreement requires Chemical to excavate contaminated soil and ship it to a licensed disposal facility, monitor and, if necessary, remediate groundwater and restore the property. The State indicated approval of the agreement and issued license amendments authorizing the work. Chemical expects most of the work to be completed by the end of 2003, leaving principally surface restoration and groundwater monitoring and/or remediation for subsequent years. Surface restoration is expected to be completed in 2004, except for areas designated for use in connection with the Kress Creek and Sewage Treatment Plant remediation discussed below. The long-term scope, duration and cost of groundwater monitoring and/or remediation are uncertain because it is not possible to reliably predict how groundwater conditions will be affected by the ongoing work.

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

    The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues, principally in streambanks and streambed sediments, virtually all within a floodway. Chemical has reached an agreement in principle with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damage claims. The agreement in principle is expected to be incorporated in a consent decree, which must be agreed to by the appropriate federal and state agencies and local communities and then entered by a federal court. Court approval is expected in 2004. Chemical has already conducted an extensive characterization of the two sites and, at the request of EPA, Chemical is conducting limited additional characterization that is expected to be completed in 2004. The cleanup work, which is expected to take about four years to complete following entry of the consent decree, will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.

    Financial Reserves - As of September 30, 2003, the company had remaining reserves of $107 million for costs related to West Chicago. This includes $19 million added to the reserve in the third quarter of 2003 because of an increase in soil volumes experienced at the Closed Facility, which will result in additional excavation, handling and disposal costs as well as extended oversight. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

    Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through September 30, 2003, Chemical had been reimbursed approximately $171 million under Title X.

    Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of September 30, 2003, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $105 million. The company believes receipt of the remaining arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the costs.

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

    In 1999,  Chemical  initiated the interim  measures  required by the consent
    orders.   Chemical   subsequently   developed   and  installed  a  long-term
    remediation system based on new technology, but startup difficulties prevented successful commissioning of the long-term system. In April 2003, Chemical determined that these startup difficulties could not be overcome and initiated steps to install an alternate long-term remediation system using a different technology. In June 2003, construction began on the alternate long-term system. It is anticipated that this system will be operational in early 2004. The interim system was enhanced and will be utilized until the successful commissioning of the alternate long-term system. The scope and duration of groundwater remediation will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies currently are evaluating the health and environmental risks associated with perchlorate as part of the process for ultimately setting a drinking water standard. The resolution of these issues could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

    Financial Reserves - The company's remaining reserves for Henderson totaled $34 million as of September 30, 2003. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs may be incurred in the future. However, the amount of any additions cannot be reasonably estimated at this time.

    Government Litigation - In 2000, Chemical initiated litigation against the United States seeking contribution for response costs. The suit is based on the fact that the government owned the plant in the early years of its operation, exercised significant control over production at the plant and the sale of products produced at the plant, and was the largest consumer of products produced at the plant. The litigation is in the discovery stage. Although the outcome of the litigation is uncertain, Chemical believes it is likely to recover a portion of its costs from the government. The amount and timing of any recovery cannot be estimated at this time and, accordingly, the company has not recorded a receivable or otherwise reflected in the financial statements any potential recovery from the government.

    Insurance - In 2001, Chemical purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater remediation at Henderson. The insurance policy provides coverage only after Chemical exhausts a self-insured retention of approximately $61 million and covers only those costs incurred to achieve a cleanup level specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Chemical may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy could be affected. Through September 30, 2003, Chemical has incurred expenditures of about $48 million that it believes can be applied to the self-insured retention. The company believes that the remaining reserve of $34 million at September 30, 2003, also will qualify under the insurance policy, which would exhaust the self-insured retention and leave about $21 million for recovery under the policy. The company believes that reimbursement of the $21 million under the insurance policy is probable and, accordingly, the company has recorded a $21 million receivable in the financial statements.

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

    Groundwater treatment was initiated in 1996 to remediate groundwater contamination below and in the vicinity of the former wood-treatment area. It is not possible to reliably predict how groundwater conditions will be affected by the ongoing soil remediation and groundwater treatment; therefore, it is not known how long groundwater treatment will continue. Soil cleanup of the former wood-treatment area began in 2000 and was completed in 2002. Also in 2002, terms for addressing the tributary creek were agreed upon with EPA, after which Chemical began the implementation of a remedy to reroute the creek and to remediate associated sediment and stream bank soils. It is expected that the soil and sediment remediation will take about four more years.

    As of September 30, 2003, the company had remaining reserves of $12 million for the costs of the remediation work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

    Subsequent regulatory changes required more extensive remediation at the site. In 1990, the affiliate entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Remediation of hydrocarbon contamination is being performed under a plan approved by the Oklahoma Department of Environmental Quality. Soil remediation to address hydrocarbon contamination is expected to continue for about four more years. The scope of any groundwater remediation that may be required is not known. Additionally, in 1993, the affiliate received a decommissioning license from the Nuclear Regulatory Commission (NRC), the successor to AEC's licensing authority, to perform certain cleanup of uranium and thorium residuals. To avoid anticipated future increases in disposal costs, much of the uranium and thorium residuals were cleaned up and disposed in 2002 after obtaining NRC approvals to conduct soil removal without first completing the site characterization. Follow-up characterization and verification work conducted this year have identified additional volumes of residuals that require removal and disposal.

    As of September 30, 2003, the company had remaining reserves of $30 million for the costs of the ongoing remediation and decommissioning work described above. This includes $17 million added to the reserve in the third quarter of 2003 as a result of the increase in uranium and thorium residuals experienced at the site, which will require excavation, transportation and disposal, as well as additional characterization of petroleum hydrocarbons, and extended support costs. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

    Other Sites

    In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate to wood-treating, chemical production, landfills, mining, oil and gas production, and petroleum refining, distribution and marketing. As of September 30, 2003, the company had remaining reserves of $107 million for the environmental costs incurred in connection with these other sites. This includes $16 million added to the reserves in the third quarter of 2003 primarily because additional remediation, characterization and/or monitoring costs were identified for certain of these sites.

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

    The settlement agreements require Chemical to pay up to $65 million for the benefit of about 10,500 identified claimants who are eligible under the agreements and who sign releases. In addition, the agreements require Chemical to pay up to an additional $11 million from any recovery in certain insurance litigation that Chemical and its parent filed against their insurance carriers (see below). The agreements also contemplate a class-action settlement fund in Mississippi for the benefit of a class of residents who do not sign individual releases and who do not choose to opt out of the class settlements. Chemical may be required to pay up to a maximum of $7.5 million to the Mississippi class-action settlement fund. The class-action settlement agreement, including certification of the class and approval of the settlement, was approved by the federal court in Mississippi on February 21, 2003. However, two members of the class subsequently appealed the order approving the class-action settlement. This appeal was dismissed as premature by the court of appeals on September 4, 2003.

    The implementation of the settlements is progressing. Of approximately 6,100 identified claimants in Columbus, Mississippi, approximately 5,300 claimants have delivered releases. Of approximately 3,300 identified claimants in Louisiana, approximately 3,000 claimants have delivered releases. Of approximately 1,100 identified claimants in Pennsylvania, approximately 1,050 claimants have delivered releases. Through September 30, 2003,
    Chemical had paid approximately $52 million pursuant to the settlement agreements to Mississippi and Louisiana claimants who signed releases, and, on October 6, 2003, Chemical paid an additional $8.3 million to Pennsylvania claimants who signed releases. No payments will be made to the Mississippi class settlement fund unless and until all objections to the settlement are finally resolved and the approval of the settlement is established by a final, non-appealable order.

    The precise amount of Chemical's ultimate obligations under all the foregoing agreements depends on the number of claimants who sign and deliver valid individual releases, the number of the Mississippi class members whose proof of claim forms are approved by a court-appointed administrator and the number of class members who opt out of the class. Additionally, future payments pursuant to the settlements of the nonclass-action cases are subject to a number of conditions, including the signing and delivery of releases by named plaintiffs and court approval of various matters such as settlements with minors.

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

    Financial Reserves - The company previously established a $70 million reserve in connection with the forest products litigation. The reserve includes the estimated amounts owed under the settlements described above and an estimated amount for the remaining two Mississippi cases. Upon the October 6, 2003 payment to Pennsylvania claimants who signed releases, Chemical had paid approximately $60 million pursuant to the settlement agreements, leaving remaining reserves for the forest products litigation of $10 million. The company believes the reserve adequately provides for the potential liability associated with these matters; however, there is no assurance that the company will not be required to adjust the reserve in the future in light of the uncertainties described above.

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

    Hattiesburg Litigation - On December 31, 2002, a lawsuit was filed against Chemical in the Circuit Court of Forrest County, Mississippi. The lawsuit, Betty Bolton et al. v. Kerr-McGee Chemical Corporation, relates to a former wood-treatment plant located in Hattiesburg, Mississippi. A second lawsuit, Pearlina Jones et al. v. Kerr-McGee Chemical Corporation, was filed on June 13, 2003, in the Chancery Court of Forrest County, Mississippi, and relates to the same wood-treatment plant. The lawsuits seek recovery on legal theories substantially similar to those advanced in the forest products litigation described above.

    By the end of the third quarter, approximately 1,900 claimants had been identified in connection with the Hattiesburg litigation, and Chemical had agreed to settle claims asserted in the Bolton lawsuit and Jones lawsuit as well as similar other claims. While the precise amount of Chemical's obligation under the settlements depends on the number of claimants who sign and deliver valid individual releases, Chemical's ultimate obligation under the settlements is expected to be less than $800,000. As of September 30, 2003, Chemical had paid approximately $570,000 to settle the claims of about 1,450 claimants who had signed releases. Although the settlements are expected to resolve the majority of the claims described above, the settlements will not resolve the claims of claimants who do not sign releases. As of September 30, 2003, approximately 450 claimants had not delivered valid releases and it is uncertain if such releases will be delivered at all. Chemical and its affiliates believe that claims not resolved pursuant to the settlements are without substantial merit and intend to vigorously defend against any further action taken with respect to such claims. The company has not provided a reserve for such claims because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

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

    As of September 30, 2003, the company had reserves totaling $290 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $107 million for the West Chicago sites, $34 million for the Henderson, Nevada, site and $39 million for forest products sites. Cumulative expenditures at all environmental sites through September 30, 2003, total $1.085 billion (before considering government reimbursements). Additionally, as of September 30, 2003, the company had litigation reserves totaling approximately $57 million for the reasonably estimable losses associated with litigation. This includes $18 million for the forest products litigation described above. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.

O.  Business Segments

    Following is a summary of sales and operating profit for each of the company's business segments for the third quarter and first nine months of 2003 and 2002.

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                              -------------------------------------------------
    (Millions of dollars)                                       2003           2002        2003          2002
    -----------------------------------------------------------------------------------------------------------

    Sales
      Exploration and production                              $  693.8        $645.0     $2,210.5      $1,781.1
      Chemicals - Pigment                                        266.8         266.8        803.9         748.1
      Chemicals - Other                                           45.4          53.0        143.7         152.9
                                                              --------        ------     --------      --------
                                                               1,006.0         964.8      3,158.1       2,682.1
      All other                                                     .1             -           .2            .1
                                                              --------        ------     --------      --------
        Total Sales                                           $1,006.1        $964.8     $3,158.3      $2,682.2
                                                              ========        ======     ========      ========

    Operating Profit (Loss)
      Exploration and production                              $  222.0        $170.7     $  767.0      $  333.4
      Chemicals - Pigment                                          7.6          18.9           .8          20.7
      Chemicals - Other                                           (3.7)         (7.7)       (22.1)         (5.2)
                                                              --------        ------     --------      --------
        Total Operating Profit                                   225.9         181.9        745.7         348.9

    Other Expense                                               (175.7)        (73.0)      (404.6)       (433.9)
                                                              --------        ------     --------      --------

    Income (Loss) from Continuing Operations
      before Income Taxes                                         50.2         108.9        341.1         (85.0)
    Provision for Income Taxes                                   (21.1)       (195.7)      (138.0)       (181.2)
                                                              --------        ------     --------      --------

    Income (Loss) from Continuing Operations                      29.1         (86.8)       203.1        (266.2)

    Discontinued Operations, Net of Income Taxes                   (.3)           .4          (.1)        127.3

    Cumulative Effect of Change in Accounting
      Principle, Net of Income Taxes                                 -             -        (34.7)            -
                                                              --------        ------     --------      --------

    Net Income (Loss)                                         $   28.8        $(86.4)    $  168.3      $ (138.9)
                                                              ========        ======     ========      ========


    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Comparison of 2003 Results with 2002 Results

    Third-quarter 2003 income from continuing operations totaled $29.1 million, compared with a loss of $86.8 million for the same 2002 period. Income from continuing operations for the first nine months of 2003 was $203.1 million, compared with a loss of $266.2 million for the comparable 2002 period. Net income for the 2003 third quarter was $28.8 million, compared with a 2002 third-quarter net loss of $86.4 million. For the first nine months of 2003, net income was $168.3 million, compared with a net loss of $138.9 million for the same 2002 period.

    Third-quarter 2003 operating profit increased $44 million over the comparable prior-year period, to $225.9 million from $181.9 million. The increase was primarily due to higher realized sales prices for crude oil and natural gas, lower operating costs within the exploration and production operating unit and lower asset impairments. Operating profit for the first nine months of 2003 was $745.7 million, an increase of $396.8 million over comparable 2002 operating profit of $348.9 million. The increase in operating profit for the nine-month period is attributable to lower asset impairments, higher realized sales prices for crude oil, natural gas and pigment, and lower operating costs within the exploration and production unit, partially offset by shutdown provisions for the Mobile, Alabama, synthetic rutile plant and forest products operations, higher exploration expense, and higher pigment product costs. These variances are discussed in more detail in the segment discussion that follows.

    Other expense for the third quarter of 2003 totaled $175.7 million, compared with expense of $73 million in the same 2002 period. The increase of $102.7 million between periods resulted primarily from higher environmental expense related to former plant sites of $72.9 million. Due to findings from the company's efforts over the spring and summer months, the 2003 third-quarter review of the company's environmental remediation projects resulted in the company providing additional reserves totaling $47.1 million for costs related to activities at former plant sites. During the 2002 third quarter, the company recorded a net credit to environmental expense of $25.8 million resulting from the accrual of reimbursements due from the Department of Energy related to the company's former West Chicago facility. The remaining increase in other expense was due to $16.7 million in pension curtailment costs related to a voluntary workforce reduction announced during the 2003 third quarter, higher losses on trading securities and nonoperating derivative financial instruments of $26.2 million, higher corporate general and administrative expense of $7.4 million, and higher losses from equity affiliates of $6.1 million. These increases were partially offset by a net favorable change of $23.9 million due to foreign currency transaction gains of $.6 million in the 2003 third quarter versus losses of $23.3 million in the 2002 third quarter, combined with lower net interest expense of $6.2 million. Lower average outstanding debt balances and lower average interest rates during the third quarter of 2003 as compared with the same quarter in the prior year resulted in the decrease in net interest expense. The losses from equity affiliates in 2003 and 2002 are primarily due to losses from AVESTOR, a joint venture formed in 2001 to produce a revolutionary lithium-metal-polymer battery.

    Other expense for the first nine months of 2003 totaled $404.6 million, compared with expense of $433.9 million in the same 2002 period, for a decrease of $29.3 million between periods. The decrease resulted primarily from lower litigation costs of $64.2 million, lower foreign currency transaction losses of $26.4 million and lower net interest expense of $17.5 million. These decreases were partially offset by third-quarter 2003 pension curtailment costs of $16.7 million, higher corporate general and administrative costs of $28.8 million, and net losses of $6.8 million from trading securities and nonoperating derivative financial instruments, compared with net gains of $19.8 million in the same 2002 period. During the 2002 second quarter, the company provided a $70 million litigation reserve for the settlement of certain forest products litigation claims, which is the primary reason for the favorable variance in litigation costs from the prior year. The increase in corporate general and administrative costs resulted primarily from higher retirement, deferred compensation and incentive costs of $11.9 million, higher general liability insurance costs of $9.3 million, and higher departmental costs of $3.8 million.

    In September 2003, the company announced a program to reduce its U.S. nonbargaining workforce by 7% to 9%, or 200 to 250 employees. The program consists of both voluntary early retirements and involuntary terminations. The third-quarter 2003 pension curtailment charge of $16.7 million was recorded for the cost of the anticipated voluntary early retirements. The company has estimated the total cost of the program will be approximately $40 million after-tax. Other costs for severance payments, outplacement expenses and special termination benefits within the retirement plans will be recognized in the fourth quarter of 2003 or during 2004, as appropriate. The company expects to save approximately $30 million annually in salaries and benefits through the workforce reduction. See Note G for additional discussion regarding this program.

    Income tax expense for the third quarter of 2003 was $21.1 million, compared with income tax expense of $195.7 million in the same 2002 period. For the first nine months of 2003, income tax expense was $138.0 million, compared with income tax expense of $181.2 million in 2002. The income tax expense for both 2002 periods included $146.4 million resulting from the effects of U.K. tax law changes. See Note L for a reconciliation between reported income tax expense and the amount that would be computed using the statutory U.S. Federal income tax rate.

    Segment Operations

    Exploration and Production -

    Operating profit for the third quarter of 2003 was $222.0 million, a 30% improvement compared with $170.7 million for the same 2002 period. For the nine months ended September 30, 2003, operating profit totaled $767 million, more than double 2002 operating profit for the same period of $333.4 million. The increase in operating profit in both 2003 periods was primarily due to higher 2003 average realized crude oil and natural gas sales prices, lower asset impairments on oil and gas properties, gains on sales of oil and gas properties during 2003, and lower depreciation, depletion and production costs, partially offset by lower crude oil and natural gas sales volumes and higher exploration expense. Including the effects of hedging, realized crude oil and natural gas sales prices for the 2003 third quarter increased 10% and 51%, respectively, over 2002 levels due to market conditions. For the first nine months of 2003, realized crude oil and natural gas sales prices increased 21% and 60%, respectively, over the same 2002 period.

    Total revenues for the third quarter of 2003 increased $48.8 million to $693.8 million from $645 million for the 2002 third quarter. Of the total increase, $123.3 million resulted from higher oil and gas prices and $67.8 million was due to an increase in other operating revenues, partially offset by lower crude oil sales volumes of $117.9 million and lower natural gas sales volumes of $24.4 million. For the nine months ended September 30, 2003, total revenues increased $429.4 million to $2.211 billion from $1.781 billion in 2002. Of the total increase, $514.2 million resulted from higher oil and gas prices and $178.6 million resulted from an increase in other operating revenues, partially offset by lower crude oil sales volumes of $242.4 million and lower natural gas sales volumes of $21 million. The increase in other operating revenues for both 2003 periods is primarily a result of increased sales of third-party gas in the Rocky Mountain region. The decrease in crude oil sales volumes is primarily due to the divestiture of noncore properties in China, Ecuador, the U.S. and U.K. North Sea regions during 2002 and 2003, partially offset by higher oil sales in the Gulf of Mexico.

    Operating costs totaled $471.8 million for the third quarter of 2003 and $474.3 million for the third quarter of 2002, a decrease of $2.5 million. The decrease resulted primarily from lower oil and gas production costs of $47.9 million, gains on sales of oil and gas properties of $22.7 million in 2003, lower depreciation and depletion expense of $15.3 million, and lower asset impairment charges of $5.7 million, partially offset by higher product, gas gathering and pipeline costs of $65.2 million, higher exploration expense of $9.7 million, higher general and administrative expenses of $7 million, and accretion expense of $6.3 million. The decreases in production costs and depreciation and depletion expense resulted from lower production volumes between periods. The decrease in production costs also reflects improvement in the company's cost structure resulting from the divestiture of certain high-cost properties over the past year. Third-quarter 2003 production costs per barrel of oil equivalent (BOE) decreased approximately 20%, to $3.86 from $4.68 in the 2002 third quarter. Property divestitures were also the primary cause for the decrease in crude oil production volumes to 141,000 barrels per day from 192,900 barrels per day in the 2002 third quarter. Higher crude oil production volumes from new projects in the Gulf of Mexico partially offset the decrease between periods. The $65.2 million increase in product, gas gathering and pipeline costs is related to the $67.8 million increase in other operating revenues discussed above, and resulted primarily from higher product costs for Rocky Mountain natural gas marketing activities, combined with higher volumes.

    For the nine months ended September 30, 2003, operating costs totaled $1.444 billion, compared with $1.448 billion in the same 2002 period. The $4 million decrease between periods resulted primarily from lower asset impairment charges of $149.6 million, lower oil and gas production costs of $106.6 million, lower depreciation and depletion expense of $62.9 million, and 2003 gains on sales of held-for-sale properties of $36.9 million, partially offset by higher product, gas gathering and pipeline costs of $171.5 million, higher exploration expense of $138.1 million, higher general and administrative expenses of $12.9 million, higher transportation costs of $10.5 million, and accretion expense of $18.8 million. During 2002, the company initiated a strategic plan to divest noncore oil and gas properties. As a result of this plan, certain domestic and North Sea assets classified as held-for-sale were evaluated and deemed impaired during the first nine months of 2003 and 2002. In addition, asset impairments were recorded during the first nine months of 2003 and 2002 for certain assets classified as held-for-use where expectations of future cash flows were less than the carrying value of the related assets. In total, the company recorded pretax impairment charges of $31.9 million during the first nine months of 2003, compared with $181.5 million during the same 2002 period. Consistent with the 2003 third quarter, the decrease in production costs and depreciation and depletion expense resulted from lower production volumes between periods caused primarily by the high-cost property divestitures discussed above, which also favorably impacted production costs through an overall improved cost structure. Crude oil production volumes decreased to 153,600 barrels per day from 195,600 barrels per day in the first nine months of 2002. The $171.5 million increase in product, gas gathering and pipeline costs is related to the $178.6 million increase in other operating revenues discussed above, and resulted primarily from higher product costs for Rocky Mountain natural gas marketing activities, combined with higher volumes. Higher dry hole costs accounted for $113.9 million of the total increase in exploration expense.

    The following table shows the company's average crude oil and natural gas sales prices and volumes for both the third quarter and first nine months of 2003 and 2002.

                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,               September 30,
                                                               ---------------------        ---------------------
                                                                2003           2002          2003           2002
     ------------------------------------------------------------------------------------------------------------

    Crude oil and condensate sales
    (thousands of bbls/day)
      Domestic
        Offshore                                                 55.4           50.5          57.6           52.7
        Onshore                                                  18.4           30.1          20.0           29.5
      North Sea                                                  65.4          104.9          73.7          104.7
      Other international                                           -            8.0           2.9            8.4
                                                               ------         ------        ------         ------
          Total continuing operations                           139.2          193.5         154.2          195.3
      Discontinued operations                                       -            2.3            .8            5.6
                                                               ------         ------        ------         ------
          Total                                                 139.2          195.8         155.0          200.9
                                                               ======         ======        ======         ======

    Average crude oil sales price (per barrel) (a)
      Domestic
        Offshore                                               $26.00         $22.95        $25.93         $21.11
        Onshore                                                 25.34          23.04         26.31          21.01
      North Sea                                                 25.68          23.68         26.04          21.96
      Other international                                           -          23.57         29.24          21.37
      Average for continuing operations                         25.76          23.38         26.09          21.56
      Discontinued operations                                  $    -         $20.89        $24.47         $19.62

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,               September 30,
                                                                ----------------------        -------------------
                                                                 2003            2002          2003         2002
    -------------------------------------------------------------------------------------------------------------

    Natural gas sold (MMcf/day)
      Domestic
        Offshore                                                   265             305           275          267
        Onshore                                                    343             389           353          384
      North Sea                                                     91              95            92           98
                                                                ------          ------        ------       ------
          Total                                                    699             789           720          749
                                                                ======          ======        ======       ======

    Average natural gas sales price (per Mcf) (a)
      Domestic
        Offshore                                                $ 4.59          $ 3.20        $ 4.98       $ 3.02
        Onshore                                                   4.26            2.70          4.36         2.73
      North Sea                                                   2.81            1.85          2.89         2.17
      Average                                                   $ 4.20          $ 2.79        $ 4.41       $ 2.76


    (a) The effects of the company's hedging program during the third quarter and first nine months of 2003 and 2002 are included in the average sales prices shown above. Losses on commodity hedges reduced the average crude oil and condensate sales prices from continuing operations by $2.16 per barrel and $1.75 per barrel during the third quarter of 2003 and 2002, respectively, and reduced the average natural gas sales prices by $.48 per Mcf during the third quarter of 2003. Losses on commodity hedges reduced the average crude oil and condensate sales prices from continuing operations by $2.43 per barrel and $.93 per barrel during the first nine months of 2003 and 2002, respectively, and reduced the average natural gas sales prices by $.63 per Mcf during the first nine months of 2003. Gains on commodity hedges increased the average natural gas sales price by $.17 per Mcf and $.04 per Mcf during the three and nine months ended September 30, 2002, respectively.

     The Leadon field was written down to estimated fair value during the fourth quarter of 2002 due to field performance issues. As of September 30, 2003, the carrying value of the Leadon field assets totaled $377 million. During 2003, the company has selectively marketed the Leadon field for sale and has entered into limited negotiations with third parties; however, the timing of sale, if any, cannot presently be determined. Accordingly, the Leadon field has not been classified as held for sale in the financial statements. The company continues to review its options with respect to the Leadon field, which include sale of the field, tieback of wells to other fixed infrastructure in the area (allowing the company to monetize the Leadon floating facility by marketing it as a development option for another discovery), or continued production from the field until existing wells are fully depleted; however, a long-term solution has not yet been determined. Given the uncertainty concerning possible outcomes, it is reasonably possible that the company's estimate of future cash flows from the Leadon field and associated fair value could change in the near term. If future cash flows or fair value decrease significantly from that presently estimated, an additional write-down of the Leadon field could occur in the future.


    Chemicals - Pigment

    Operating profit for the third quarter of 2003 was $7.6 million on revenues of $266.8 million, compared with operating profit of $18.9 million on revenues of $266.8 million for the same 2002 period. A net improvement in the pigment sales price and volume mix of $19 million during the 2003 third quarter was more than offset by higher average product costs of $15.9 million; an environmental provision reversal of $6.1 million in 2002 related to the company's Savannah, Georgia, operations; shutdown provisions in 2003 for the Mobile, Alabama, facility of $4.3 million; and higher selling and administrative costs of $4.1 million. For the first nine months of 2003, operating profit was $.8 million on revenues of $803.9 million, compared with operating profit of $20.7 million on revenues of $748.1 million in the comparable prior-year period. The decrease in operating profit for the first nine months of 2003 compared with the same 2002 period was primarily due to shutdown provisions for the Mobile facility totaling $40.6 million, higher average product costs of $34.4 million, higher selling and administrative costs of $14.5 million, and the $6.1 million reversal of a Savannah environmental provision in 2002, partially offset by an increase due to an improved sales price and volume mix of $72.8 million over the 2002 nine-month period. The year-to-date shutdown provision for the Mobile operations included $6.1 million for curtailment costs related to pension and postretirement benefits.

    Revenues remained flat for the 2003 third quarter compared to prior year; however, the chemical - pigment operating unit experienced higher average sales prices during the 2003 third quarter, which resulted in a $16.2 million increase in revenues for the period. Lower sales volumes for the period entirely offset the increase due to price. For the nine months ended September 30, 2003, revenues increased $55.8 million, or 7%, of which $82.1 million resulted from higher average sales prices, partially offset by a decrease of $26.3 million due to lower pigment sales volumes. Price increases for pigment products were announced throughout 2002 and into 2003; however, pigment sales volumes decreased by 9,400 tonnes in the 2003 third quarter and by 13,500 tonnes for the first nine months compared with prior-year levels, primarily in the European sector.

    In January 2003, Kerr-McGee announced its plans to close the Mobile, Alabama, facility, and the plant was closed in June 2003. This closure was part of the company's continuous effort to enhance operating profitability. The Mobile plant processed and supplied a portion of the feedstock for the company's titanium dioxide pigment plants in the United States; however, through Kerr-McGee's ongoing supply-chain initiatives, feedstock is now being purchased more economically than it could be manufactured at the Mobile plant. As a result of these steps, the company anticipates annual savings of approximately $25 million to $30 million beginning in 2004.

    Chemicals - Other

    Operating loss in the 2003 third quarter was $3.7 million on revenues of $45.4 million, compared with an operating loss of $7.7 million on revenues of $53 million in the same 2002 period. Of the $4 million decrease in the operating loss, $8.7 resulted from the impact of environmental provisions on the electrolytic operations in the prior-year quarter, partially offset by lower operating results from the forest products operations of $2.7 million.

    Operating loss for the nine months ended September 30, 2003, was $22.1 million on revenues of $143.7 million, compared with an operating loss of $5.2 million on revenues of $152.9 million in the same 2002 period. The $16.9 million increase in operating loss for the first nine months of 2003 was primarily due to lower operating results of $15.8 million from the forest products operations and higher electrolytic product costs of $4.7 million, partially offset by lower environmental costs of $5.1 million. Environmental provisions for the chemical - other operating unit are related primarily to ammonium perchlorate remediation associated with the company's Henderson, Nevada, operations (See Note N). Of the $15.8 million decrease in operating results for the forest products operations, $8.8 million resulted from shutdown provisions incurred during the 2002 second quarter, which included $8.1 million for curtailment costs related to pension and postretirement benefits.

    During the third quarter of 2003, Kerr-McGee Chemical LLC placed its electrolytic manganese dioxide (EMD) manufacturing operation in Henderson, Nevada, on standby to reduce inventory levels because of the harmful effect of low-priced imports on the company's EMD business and the operation is expected to remain on standby through the first quarter of 2004. In response to the pricing activities of importing companies, Kerr-McGee Chemical LLC filed a petition for the imposition of antidumping duties with the U.S. Department of Commerce International Trade Administration and the U.S. International Trade Commission on July 31, 2003. In its petition, the company alleged that manufacturers in certain countries, including Australia, Greece, Ireland, Japan and South Africa, export EMD to the United States in violation of the U.S. antidumping laws and requested that the U.S. Department of Commerce apply substantial antidumping duties to the EMD imported from such countries. The Department of Commerce found probable cause to believe that manufacturers in the countries described above have engaged in dumping and, therefore, has initiated an antidumping investigation with respect to such manufacturers. However, the outcome of the proceeding is uncertain. The company intends to resume EMD manufacturing if and when competitiveness is restored.

    Financial Condition

    At September 30, 2003, the company's net working capital position was a negative $361.2 million, compared with a negative $51 million at September 30, 2002, and a negative $319.7 million at December 31, 2002. The current ratio was .8 to 1 at both September 30, 2003, and December 31, 2002, compared with 1 to 1 at September 30, 2002. The negative working capital position at September 30, 2003, is not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has sufficient unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

    The company's percentage of net debt (debt less cash) to capitalization was 57% at September 30, 2003, compared with 60% at December 31, 2002, and 59% at September 30, 2002. The decrease from December 31, 2002, resulted primarily from reduced debt balances of $183.4 million combined with an increase in stockholders' equity for the period. The company had unused lines of credit and revolving credit facilities of $1.399 billion at September 30, 2003. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS. Currently, the capacity of the company's commercial paper program totals $1.2 billion, which can be issued based on market conditions. Long-term debt obligations due within one year of $672.3 million consist primarily of $100 million, 8% notes due October 15, 2003, $100 million of floating rate notes due June 28, 2004, $145 million, 8.375% notes due July 15, 2004, and $330.3 million (face value), 5.5% notes exchangeable for common stock due August 2, 2004. As discussed below, the notes exchangeable for common stock may be settled in either Devon stock or, at the company's option, an equivalent amount of cash. The $100 million, 8% notes due October 15, 2003, were paid in October using a combination of internally generated cash flows and commercial paper borrowings. The company expects to also use internally generated cash flows or short-term borrowings to fund the payment of the remaining $245 million in debt maturities.

    On July 30, 2003, the company amended its existing accounts receivable monetization program. The new program has been expanded to include the sale of receivables originated by the company's European chemical operations and the maximum availability under the program is $168 million.

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

    The company issued 5-1/2% notes exchangeable for common stock (DECS) in August 1999, which allow each holder to receive between .85 and 1.0 share of Devon common stock or, at the company's option, an equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provide the company a floor price on Devon's common stock of $33.19 per share (the put option). The company also retains the right to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have an imbedded call option on 85% of the shares). If Devon's stock price at maturity is greater than $33.19 per share but less than $39.16 per share, the company's right to retain Devon stock will be reduced proportionately. The company is not entitled to retain any Devon stock if the price of Devon stock at maturity is less than or equal to $33.19 per share. Using the Black-Scholes valuation model, the company recognizes in Other Income any gains or losses resulting from changes in the fair value of the put and call options. At September 30, 2003, the fair values of the embedded put and call options were nil and $79.4 million, respectively. On December 31, 2002, the fair values of the embedded put and call options were nil and $66.6 million respectively. During the third quarter of 2003, the company recorded a gain of $45.3 million in Other Income for the changes in the fair values of the put and call options, compared with a gain of $19.7 million during the third quarter of 2002. During the first nine months of 2003 and 2002, the company recorded losses of $12.8 million and $54.5 million, respectively, in Other Income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decease in the market value of 85% of the Devon stock owned by the company. The fair value of the
    8.4 million shares of Devon classified as trading securities was $406.5 million at September 30, 2003, and $387.2 million at December 31, 2002. During the third quarter of 2003 and 2002, the company recorded unrealized losses of $44 million and $8.7 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. During the first nine months of 2003 and 2002, the company recorded unrealized gains of $19.3 million and $81 million, respectively, in Other Income for the changes in fair value of the Devon shares classified as trading. The company accounts for the remaining 15% of the Devon shares as available-for-sale securities in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in market value recorded in accumulated other comprehensive income. The fair value of the Devon shares classified as available for sale was $73.2 million at September 30, 2003, and $69.7 million at December 31, 2002. The DECS, the derivative liability associated with the call option and the Devon shares have been classified as current assets or current liabilities, as appropriate, in the Consolidated Balance Sheet as of September 30, 2003.

    Operating activities provided net cash of $1.192 billion in the first nine months of 2003. During the first nine months of 2003, cash provided by operating activities and proceeds of $258.6 million from asset sales were sufficient to fund the company's net reduction in long-term debt of $193.5 million, capital expenditures (including dry hole costs) of $912.1 million, dividends of $135.9 million, and a $69.6 million onshore property acquisition in south Texas.

    Capital expenditures for the first nine months of 2003, excluding dry hole costs, totaled $749.4 million, compared with $886.2 million for the comparable prior-year period. The decrease is largely attributable to lower capital spending within the exploration and production operating unit in the U.K. North Sea, Rocky Mountain and onshore U.S. regions during the first nine months of 2003 and prior-year capital spending on discontinued operations, partially offset by higher 2003 spending in the deepwater Gulf of Mexico and China as compared to the prior year. Exploration and production expenditures, principally in the Gulf of Mexico and onshore United States, were 90% of the 2003 total expenditures. Chemical - pigment expenditures were 8% of the 2003 total, while chemical - other and corporate incurred the remaining 2% of the year-to-date 2003 expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

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

    The company adopted FAS 143 on January 1, 2003, which resulted in an increase in net property of $127.5 million, an increase in abandonment liabilities of $180.4 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting principle. In accordance with the provisions of FAS 143, Kerr-McGee accrues an abandonment liability associated with its oil and gas wells and platforms when those assets are placed in service, rather than its past practice of accruing the expected abandonment costs on a unit-of-production basis over the productive life of the associated oil and gas field. No market risk premium has been included in the company's calculation of the ARO for oil and gas wells and platforms since no reliable estimate can be made by the company. In connection with the change in accounting principle, abandonment expense of $9.1 million and $26.7 million for the third quarter and first nine months of 2002, respectively, has been reclassified from Costs and operating expenses to Depreciation and depletion in the Consolidated Statement of Operations to be consistent with the 2003 presentation. In January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, and closed the plant in June 2003. Since the plant had a determinate closure date, the company accrued an abandonment liability of $17.6 million associated with its plans to decommission the Mobile facility.

    In January 2003, the FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." For variable interest entities in existence as of February 1, 2003, FIN 46, as originally issued, required consolidation by the primary beneficiary in the third quarter of 2003. In October 2003, the FASB deferred the effective date of FIN 46 to the fourth quarter. In accordance with the provisions of FIN 46, the company believes it would be required to consolidate the business trust created to construct and finance the Gunnison production platform. The construction is being financed by a synthetic lease credit facility between the trust and groups of financial institutions for up to $157 million. The company is required to make lease payments sufficient to pay interest on the financing over the term of the synthetic lease credit facility, which terminates in November 2006. Completion of the Gunnison platform is anticipated to occur in either December 2003, or early 2004. The company is currently in negotiations to convert the Gunnison synthetic lease to an operating lease agreement, under which different trusts will become the lessor/owner of the platform and related equipment. The new agreements are expected to close in December 2003 and/or January 2004; however, the ultimate closing date will be dependent on the completion of the platform and the timeliness of the negotiation process and may occur sometime thereafter. If the synthetic lease is converted to an operating lease before year end, the company believes the variable interest entity lessor will not be subject to consolidation. However, the ultimate accounting treatment for the proposed restructured lease agreement or the lessor trust can not be determined until the significant terms of the agreement are finalized. If the synthetic lease is not replaced before year end, the financing trust will be subject to consolidation at December 31, 2003. The company has reviewed the effects of FIN 46 relative to its other relationships with possible variable interest entities, such as the lessor trusts that are party to the Nansen and Boomvang operating leases and certain joint-venture arrangements, and does not believe that consolidation of these entities is required.

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

    Beginning in March 2002, the company entered into hedging contracts for a portion of its oil and natural gas production. The company continues to expand its hedging program and will enter into additional contracts to increase the hedged volumes associated with its projected 2004 production. The commodity hedging program was initiated to increase the predictability of the company's cash flows and support capital projects since hedging contracts generally fix the commodity prices to be received in the future. At September 30, 2003, the company had outstanding contracts to hedge a total of 8.7 million barrels of North Sea crude oil production, 6.6 million barrels of domestic crude oil production and 50 million MMBtu of domestic natural gas production for the period from October 2003 through December 2004. The net liability fair value of the hedge contracts outstanding at September 30, 2003, was $13.1 million for North Sea crude oil, $11.1 million for domestic crude oil and $24.4 million for domestic natural gas.

    At September 30, 2003, the following commodity-related derivative contracts were outstanding:

                                                                                               Daily            Average
    Contract Type (1)                                                Period                   Volume              Price
    -------------------------------------------------------------------------------------------------------------------

    Natural Gas Hedges                                                                        MMBtu           $/MMBtu
    ------------------                                                                        -----           -------
    Fixed-price swaps (NYMEX)                                          Q4 - 2003             310,000              $4.00
                                                                       Q1 - 2004              85,000              $5.04

    Costless collars (NYMEX)                                           Q4 - 2003              65,000        $3.50-$5.26
                                                                       Q1 - 2004              85,000        $4.48-$6.00

    Basis swaps (Rockies)                                              Q4 - 2003              64,580              $0.36

    Crude Oil Hedges                                                                           Bbl             $/Bbl
    ----------------                                                                           ---             -----
    Fixed-price swaps (WTI)                                            Q4 - 2003              35,000             $26.01
                                                                       Q1 - 2004              27,000             $27.50
                                                                 Q2, 3, 4 - 2004               3,500             $27.12

    Fixed-price swaps (Brent)                                          Q4 - 2003              45,000             $25.04
                                                                       Q1 - 2004              40,000             $26.15
                                                                 Q2, 3, 4 - 2004               3,500             $25.81

    Natural Gas (non-hedge contracts)                                                         MMBtu           $/MMBtu
    ---------------------------------                                                         -----           -------
    Basis swaps (Rockies)                                              Q4 - 2003              68,300.             $0.78
                                                                       Q1 - 2004             135,000              $0.57
                                                                 Q2, 3, 4 - 2004              35,000              $0.31
                                                                            2005              35,000              $0.31
                                                                            2006              35,000              $0.31
                                                                            2007              35,000              $0.31
                                                                            2008              20,000              $0.25



    (1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.


    From October 1, 2003, through October 17, 2003, the company added the following derivative contracts, expanding its hedging program to cover a larger portion of its 2003 and 2004 production.

                                                                                           Daily            Average
    Contract Type (1)                                                 Period              Volume              Price
    ---------------------------------------------------------------------------------------------------------------

    Natural Gas Hedges                                                                    MMBtu            $/MMBtu
    ------------------                                                                    -----            -------
    Fixed-price swaps (NYMEX)                                      Q1 - 2004             110,000              $5.56

    Costless collars (NYMEX)                                       Q1 - 2004             150,000        $4.78-$7.08


    Crude Oil Hedges                                                                        Bbl              $/Bbl
    ----------------                                                                        ---              -----
    Fixed-price swaps (WTI)                                        Q4 - 2003              20,100             $31.84
                                                                   Q1 - 2004              21,000             $29.94
                                                                   Q2 - 2004              25,000             $27.06
                                                                   Q3 - 2004              26,500             $27.21
                                                                   Q4 - 2004              14,000             $27.03


    Fixed-price swaps (Brent)                                      Q4 - 2003              12,500             $30.18
                                                                   Q1 - 2004               5,000             $28.20
                                                                   Q2 - 2004              36,000             $25.63
                                                                   Q3 - 2004              23,500             $25.85
                                                                   Q4 - 2004              12,000             $25.75


    (1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.

    Periodically, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling and certain sales of Euro) have been designated and have qualified as cash flow hedges of the company's operating and capital expenditure requirements. These contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income.

    Following are the notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated contract values for open contracts at September 30, 2003, to purchase (sell) foreign currencies. Contract values are based on the estimated forward exchange rates in effect at period-end. All amounts are U.S. dollar equivalents.

                                                                                                     Estimated
    (Millions of dollars,                        Notional            Weighted-Average                 Contract
    except average contract rates)                 Amount               Contract Rate                    Value
    ----------------------------------------------------------------------------------------------------------

    Open contracts at September 30, 2003 -
      Maturing in 2003 -
        British pound sterling                      $33.6                     1.5399                     $36.1
        Australian dollar                            15.6                      .5586                      18.9
        Euro                                        (84.2)                    1.1197                     (86.2)
        British pound sterling                        (.7)                    1.5920                       (.7)
        Japanese yen                                  (.8)                     .0088                       (.8)
        New Zealand dollar                            (.5)                     .5684                       (.5)
      Maturing in 2004 -
        Australian dollar                            37.7                      .5366                      46.4
        Euro                                        (45.9)                    1.1024                     (47.5)


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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

    (a) For a discussion of legal proceedings and contingencies, reference is made to Note N to the consolidated financial statements included in
         Part I, Item 1. of this Form 10-Q, which is incorporated herein by reference.


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

            31.1 Certification Pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification Pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K -

         The following Current Reports on Form 8-K were filed by the company during the quarter ended September 30, 2003:

               o Current Report dated July 23, 2003, announcing a conference call to discuss the company's second-quarter 2003 financial and operating results, and expectations for the future.

               o Current Report dated July 29, 2003, announcing a security analyst meeting to discuss the company's financial and operating outlook for 2003 and certain expectations for oil and natural gas production volumes for the year 2003.

               o Current Report dated July 30, 2003, announcing the company's second-quarter 2003 earnings.

               o Current Report dated July 30, 2003, announcing the company had posted on its website a table containing a reconciliation of GAAP to Adjusted Net Income for the year-to-date and quarterly fiscal periods ended June 30, 2003.

               o Current Report dated August 22, 2003, announcing a conference call to discuss interim third-quarter 2003 financial and operating activities, and expectations for the future.

               o Current Report dated August 28, 2003, announcing a presentation discussing the company's oil and gas operations by Luke Corbett, chairman and chief executive officer, at the Lehman Brothers CEO Energy/Power Conference.

               o Current Report dated September 19, 2003, announcing a conference call to discuss interim third-quarter 2003 financial and operating activities, and expectations for the future.

               o Current Report dated September 24, 2003, announcing a security analyst meeting to discuss the company's financial and operating outlook for 2003 and certain expectations for oil and natural gas production volumes for the year 2003.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             KERR-McGEE CORPORATION

Date: November 11, 2003                 By:      /s/ John M. Rauh
      -----------------                         --------------------------------
                                                John M. Rauh
                                                   Vice President and Controller
                                                   and Chief Accounting Officer