Form 10-K/A
period 2003-12-31
KERR MCGEE CORP /DE
filed 2004-03-25
CIK 1141185

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

                                EXPLANATORY NOTE

Amendment No. 1 to Kerr-McGee Corporation's Form 10-K for the year ended December 31, 2003 is being filed to include four exhibits that were inadvertently omitted from the original 10-K filing submitted on March 12, 2003. Included in this filing is Part IV, the signature page, the previously omitted exhibits and certifications required by Securities Exchange Act Rule 15d-14(a). There have been no changes to the balance of the Form 10-K from the original filing.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements - See the Index to the Consolidated Financial Statements included in Item 8. of the Form 10-K.

(a) 2. Financial Statement Schedules - See the Index to the Financial Statement Schedules included in Item 8. of the Form 10-K.

(a) 3. Exhibits - The following documents are filed under Commission file numbers 1-16619 and 1-3939 as part of this report.

      Exhibit No.
      -----------

         3.1 Amended and restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

         3.2 Amended and restated By Laws of Kerr-McGee Corporation, filed as Exhibit 3.2 to the company's Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

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

        10.3* Benefits Restoration Plan as amended and restated effective May 1, 1999, filed as Exhibit 10.3 to the company's Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

        10.4* First Supplement to Benefits Restoration Plan as amended and restated effective January 1, 2000, filed as Exhibit 10.4 to the company's Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

        10.5* Second Supplement to Benefits Restoration Plan as amended and restated effective January 1, 2001, filed as Exhibit 10.5 to the company's Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

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

        10.15* Oryx Energy Company 1992 Long-Term Incentive Plan, as amended and restated May 1, 1997, filed as Exhibit 10.15 to the company's Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

        10.16* Oryx Energy Company 1997 Long-Term Incentive Plan, as amended and restated May 1, 1997, filed as Exhibit 10.16 to the company's Form 10-K for the year ended December 31, 2003, filed on March 12, 2004 and incorporated herein by reference.

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

        10.23 Amended and Restated Gas Purchase Agreement, dated July 1, 1998, among Oryx Gas Marketing Limited Partnership, Sun Operating Limited Partnership and Producers Energy Marketing, LLC.

        10.24 Amendment to Amended and Restated Gas Purchase Agreement, dated May 1, 2000, among Oryx Gas Marketing Limited Partnership, Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil and Gas Onshore LP, and Cinergy Marketing & Trading, LLC.

        10.25 Amendment No. 2 to Amended and Restated Gas Purchase Agreement, dated July 1, 2002, among Oryx Gas Marketing Limited Partnership, Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil and Gas Onshore LP, and Cinergy Marketing & Trading, LLC.

        10.26 Letter Agreement, dated May 23, 2003, amending Amended and Restated Gas Purchase Agreement, dated July 1, 1998, among Kerr-McGee Oil & Gas Corporation, Kerr-McGee Oil and Gas Onshore LP, and Cinergy Marketing & Trading, LLC.

        12**      Computation of ratio of earnings to fixed charges.

        14**      Code of Ethics.

        21**      Subsidiaries of the Registrant.

        23**      Consent of Ernst & Young LLP.

        24**      Powers of Attorney.

        31.1       Certification   pursuant  to  Securities  Exchange  Act  Rule
                   15d-14(a),   as  adopted  pursuant  to  Section  302  of  the
                   Sarbanes-Oxley Act of 2002.

        31.2       Certification   pursuant  to  Securities  Exchange  Act  Rule
                   15d-14(a),   as  adopted  pursuant  to  Section  302  of  the
                   Sarbanes-Oxley Act of 2002.

        32.1** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2** Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



*These exhibits relate to the compensation plans and arrangements of the company.

**Previously filed as an exhibit to the company's Form 10-K for the year ended December 31, 2003.


(b) Reports on Form 8-K -

         The Current Reports on Form 8-K filed by the company during the quarter ended December 31, 2003 are described in the company's Form 10-K for the year ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   KERR-McGEE CORPORATION




                                          By:      Luke R. Corbett*
                                                   -----------------------------
                                                   Luke R. Corbett,
                                                   Chief Executive Officer




March 25, 2004                            By:      (Robert M. Wohleber)
--------------                                     -----------------------------
    Date                                           Robert M. Wohleber
                                                   Senior Vice President and
                                                   Chief Financial Officer




                                          By:      (John M. Rauh)
                                                   -----------------------------
                                                   John M. Rauh
                                                   Vice President and Controller
                                                   and Chief Accounting Officer



* By his signature set forth below, John M. Rauh has signed this Amendment No. 1 to Annual Report on Form 10-K as attorney-in-fact for the officer noted above, pursuant to power of attorney filed with the Securities and Exchange Commission.



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

March 25, 2004                       By:      Martin C. Jischke*
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

                                     By:      Leroy C. Richie*
                                              ----------------------------------
                                              Leroy C. Richie, Director

                                     By:      Matthew R. Simmons*
                                              ----------------------------------
                                              Matthew R. Simmons, Director

                                     By:      Farah M. Walters*
                                              ----------------------------------
                                              Farah M. Walters, Director

                                     By:      Ian L. White-Thomson*
                                              ----------------------------------
                                              Ian L. White-Thomson, Director


* By his signature set forth below, John M. Rauh has signed this Amendment No. 1 to Annual Report on Form 10-K as attorney-in-fact for the directors noted above, pursuant to the powers of attorney filed with the Securities and Exchange Commission.


                                     By:      (John M. Rauh)
                                              ----------------------------------
                                              John M. Rauh