Form 10-Q
period 2004-03-31
KERR MCGEE CORP /DE
filed 2004-05-07
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

                                    Yes  X     No
                                        ---       ---

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 2004: 101,394,560.

                             KERR-McGEE CORPORATION


                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements                                               PAGE
                                                                            ----

     Consolidated Statement of Income for the Three Months Ended
     March 31, 2004 and 2003                                                   1

     Consolidated Balance Sheet at March 31, 2004 and December 31, 2003        2

     Consolidated Statement of Cash Flows for the Three Months Ended
     March 31, 2004 and 2003                                                   3

     Notes to Consolidated Financial Statements                                4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            28

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           34

Item 4.  Controls and Procedures                                              36

Forward - Looking Information                                                 36


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    37

Item 6.  Exhibits and Reports on Form 8-K                                     37

SIGNATURE                                                                     39

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------
(Millions of dollars, except per-share amounts)             2004           2003
--------------------------------------------------------------------------------

Revenues                                                  $1,116.3     $1,099.6
                                                          --------     --------

Costs and Expenses
  Costs and operating expenses                               403.0        384.4
  Selling, general and administrative expenses                83.6         70.9
  Shipping and handling expenses                              37.7         32.0
  Depreciation and depletion                                 190.3        189.6
  Accretion expense                                            6.6          6.2
  Impairments on assets held for use                          13.2          5.1
  Loss (gain) associated with assets held for sale             3.4         (5.2)
  Exploration, including dry holes and
    amortization of undeveloped leases                        50.6        140.5
  Taxes, other than income taxes                              28.4         25.4
  Provision for environmental remediation and
    restoration, net of reimbursements                         (.8)        17.3
  Interest and debt expense                                   57.0         65.0
                                                          --------     --------
      Total Costs and Expenses                               873.0        931.2
                                                          --------     --------

                                                             243.3        168.4
Other Income (Expense)                                         (.3)         1.7
                                                          --------     --------

Income from Continuing Operations before Income Taxes        243.0        170.1
Provision for Income Taxes                                   (90.8)       (65.9)
                                                          --------     --------

Income from Continuing Operations                            152.2        104.2
Income from Discontinued Operations (net of income
  tax provision)                                                 -           .4
Cumulative Effect of Change in Accounting Principle,
  (net of tax benefit of $18.2)                                  -        (34.7)
                                                          --------     --------

Net Income                                                $  152.2     $   69.9
                                                          ========     ========

Income (Loss) per Common Share
  Basic -
    Continuing operations                                 $   1.52     $   1.04
    Cumulative effect of accounting change                       -         (.34)
                                                          --------     --------

      Total                                               $   1.52     $    .70
                                                          ========     ========
  Diluted -
    Continuing operations                                 $   1.41     $    .99
    Cumulative effect of accounting change                       -         (.31)
                                                          --------     --------

      Total                                               $   1.41     $    .68
                                                          ========     ========

Dividends Declared per Common Share                       $    .45     $    .45
                                                          ========     ========

The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                        March 31,   December 31,
(Millions of dollars)                                        2004           2003
--------------------------------------------------------------------------------

ASSETS
------
Current Assets
  Cash                                                  $   143.5     $   142.0
  Accounts receivable                                       525.0         583.3
  Inventories                                               411.9         393.4
  Investment in equity securities                           490.5         509.8
  Deposits, prepaid expenses and other assets               119.4         127.6
  Current assets associated with properties held
    for disposal                                               .4            .4
                                                        ---------     ---------
    Total Current Assets                                  1,690.7       1,756.5
                                                        ---------     ---------

Property, Plant and Equipment                            14,518.4      14,353.2
  Less reserves for depreciation, depletion and
    amortization                                         (7,190.9)     (6,886.1)
                                                        ---------     ---------
                                                          7,327.5       7,467.1
                                                        ---------     ---------

Investments and Other Assets                                553.7         564.7
Goodwill                                                    357.0         357.3
Long-Term Assets Associated with Properties Held
  for Disposal                                               12.3          28.3
                                                        ---------     ---------

      Total Assets                                      $ 9,941.2     $10,173.9
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                      $   398.3     $   475.5
  Long-term debt due within one year                        475.7         574.3
  Taxes on income                                            89.2         126.6
  Taxes, other than income taxes                             39.3          36.5
  Accrued liabilities                                     1,059.8       1,018.7
                                                        ---------     ---------
    Total Current Liabilities                             2,062.3       2,231.6
                                                        ---------     ---------

Long-Term Debt                                            3,005.9       3,081.2
                                                        ---------     ---------

Deferred Income Taxes                                     1,276.6       1,258.7
Asset Retirement Obligations                                388.3         384.6
Other Deferred Credits and Reserves                         547.0         566.0
Long-Term Liabilities Associated with Properties
  Held for Disposal                                          11.1          16.0
                                                        ---------     ---------
                                                          2,223.0       2,225.3
                                                        ---------     ---------
Stockholders' Equity
  Common stock, par value $1 - 300,000,000 shares
    authorized, 101,458,368 shares issued at 3-31-04
    and 100,892,354 shares issued at 12-31-03               101.5         100.9
  Capital in excess of par value                          1,734.7       1,708.3
  Preferred stock purchase rights                             1.0           1.0
  Retained earnings                                       1,033.8         927.2
  Accumulated other comprehensive loss                     (148.4)        (45.4)
  Common shares in treasury, at cost - 60,056 shares
    at 3-31-04 and 31,924 at 12-31-03                        (2.9)         (1.6)
  Deferred compensation                                     (69.7)        (54.6)
                                                        ---------     ---------
    Total Stockholders' Equity                            2,650.0       2,635.8
                                                        ---------     ---------

      Total Liabilities and Stockholders' Equity        $ 9,941.2     $10,173.9
                                                        =========     =========

The  "successful  efforts"  method of accounting for oil and gas exploration and
production   activities  has  been  followed  in  preparing  these  consolidated financial statements.

The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                          ---------------------

(Millions of dollars)                                        2004          2003
-------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                                $ 152.2       $  69.9
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                203.1         206.7
    Accretion expense                                         6.6           6.2
    Impairments on assets held for use                       13.2           5.1
    Loss associated with assets held for sale                 3.4            .9
    Dry hole costs                                            8.1         104.6
    Deferred income taxes                                    73.1          32.1
    Provision for environmental remediation and
      restoration, net of reimbursements                      (.8)         17.3
    Cumulative effect of change in accounting principle         -          34.7
    Noncash items affecting net income                       33.9          28.2
    Other net cash used in operating activities            (218.2)       (184.0)
                                                          -------       -------
        Net Cash Provided by Operating Activities           274.6         321.7
                                                          -------       -------
Investing Activities
--------------------
Capital expenditures                                       (161.7)       (201.4)
Dry hole costs                                               (8.1)       (104.6)
Proceeds from sales of assets                                 3.6         185.4
Other investing activities                                   34.5         (10.0)
                                                          -------       -------
        Net Cash Used in Investing Activities              (131.7)       (130.6)
                                                          -------       -------
Financing Activities
--------------------
Issuance of long-term debt                                      -          31.5
Repayment of long-term debt                                (102.0)       (184.0)
Issuance of common stock                                      5.5             -
Dividends paid                                              (45.4)        (45.2)
Other financing activities                                      -           (.4)
                                                          -------       -------
        Net Cash Used in Financing Activities              (141.9)       (198.1)
                                                          -------       -------

Effects of Exchange Rate Changes on Cash and
  Cash Equivalents                                             .5          (2.2)
                                                          -------       -------

Net Increase (Decrease) in Cash and Cash Equivalents          1.5          (9.2)

Cash and Cash Equivalents at Beginning of Period            142.0          89.9
                                                          -------       -------

Cash and Cash Equivalents at End of Period                $ 143.5       $  80.7
                                                          =======       =======

The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


A.   Basis of Presentation and Accounting Policies

     Basis of Presentation
     ---------------------

     The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

     Employee Stock Option Plans
     ---------------------------

     The company accounts for its stock option plans under the intrinsic-value method permitted by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no stock-based employee compensation cost is reflected in net income for the issuance of stock options under the company's plans, since all options were fixed-price options with an exercise price equal to the market value of the underlying common stock on the date of grant.

     Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation," prescribes a fair-value method of accounting for employee stock options under which compensation expense is measured based on the estimated fair value of stock options at the grant date and recognized over the period of time that the options vest. The following table illustrates the effect on net income and earnings per share had the company applied the fair-value recognition provisions of FAS 123 to stock-based employee compensation.

                                                            Three Months Ended
                                                                March 31,
     (Millions of dollars,                                 --------------------
     except per share amounts)                               2004          2003
     ---------------------------------------------------------------------------
     Net income as reported                                $152.2         $69.9
      Less stock-based compensation expense determined
       using a fair-value method, net of taxes               (3.4)         (4.0)
                                                           ------         -----
     Pro forma net income                                  $148.8         $65.9
                                                           ======         =====

     Net income per share -
      Basic -
       As reported                                         $ 1.52         $ .70
       Pro forma                                             1.48           .66

      Diluted -
       As reported                                         $ 1.41         $ .68
       Pro forma                                             1.38           .64


     Reclassifications
     -----------------

     Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. In the third quarter of 2003, the company began reporting the net marketing fee received from sales of nonequity North Sea crude oil marketed on behalf of other partners in revenues. Prior to the 2003 third quarter, the company reported purchases and sales of nonequity crude oil on a gross basis.


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

     The company periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of its oil and gas production in the future. At March 31, 2004 and December 31, 2003, the outstanding commodity-related derivatives accounted for as hedges had a net current liability fair value of $311.9 million and $167.8 million, respectively. The fair value of these derivative instruments was determined based on prices actively quoted, generally NYMEX and Dated Brent prices. The company had after-tax deferred losses of $199.4 million and $106.3 million in accumulated other comprehensive loss associated with these contracts at March 31, 2004 and December 31, 2003, respectively. The company expects to reclassify these losses into earnings during 2004, when the associated hedged production occurs (assuming no further changes in fair-market value of the contracts). During the first quarter of 2004, the company realized losses on settlement of $29.4 million on U.S. oil hedging, $23.5 million on North Sea oil hedging and $8.5 million on U.S. natural gas hedging. During the first quarter of 2003, the company realized losses on contract settlements of $32.8 million on U.S. oil hedging, $28.5 million on North Sea oil hedging and $55.4 million on U.S. natural gas hedging. Losses for hedge ineffectiveness are recognized as a reduction to revenues in the Consolidated Statement of Income and were not material for the first quarter of 2004 or 2003.

     Between March 31, 2004 and April 6, 2004, the company entered into additional financial derivative instruments in the form of fixed-price swaps and costless collars relating to specified quantities of projected 2004, 2005 and 2006 crude oil and natural gas production volumes. The 2005 and 2006 derivatives have been designated as hedges of the company's expected future production; however, a portion of the 2004 contracts currently do not qualify for hedge accounting since Kerr-McGee's U.S. production from August through December 2004 is either already hedged or, in the case of Rocky Mountain production, does not have corresponding basis swaps in place to make the hedges highly effective. As a result, the company will recognize mark-to-market gains and losses in earnings for the non-hedge quantities beginning in the second quarter of 2004. If the Westport Resources Corporation merger (discussed in Note K below) is consummated, these contracts may qualify for hedge accounting treatment and be designated as hedges in future periods.

     In addition to the company's hedging program, Kerr-McGee Rocky Mountain Corp. holds certain gas basis swaps settling between 2004 and 2008. Through December 2003, the company treated these gas basis swaps as non-hedge derivatives, and changes in fair value were recognized in earnings. On December 31, 2003, the company designated those swaps settling in 2004 as hedges since the basis swaps have been coupled with natural gas fixed-price swaps, while the remainder settling between 2005 and 2008 will continue to be treated as non-hedge derivatives. At March 31, 2004, these derivatives are recorded at their fair value of $14.6 million, of which $1 million is recorded as a current asset and $13.6 million is recorded in investments - other assets. At December 31, 2003, these derivatives were recorded at their fair value of $22.7 million, of which the company recorded $7.7 million in current assets and $14.9 million in investments - other assets. The net losses associated with these non-hedge derivatives were not material for the first quarter of 2004 or 2003.

     The company's marketing subsidiary,  Kerr-McGee Energy Services Corporation
     (KMES) markets natural gas (primarily equity gas) in the Denver area. Existing contracts for the physical delivery of gas at fixed prices have not been designated as hedges and are marked to market in accordance with FAS 133. KMES also has entered into natural gas swaps and basis swaps that offset its fixed-price risk on physical contracts. These derivative contracts lock in the margins associated with the physical sale. The company believes that risk associated with these derivatives is minimal due to the creditworthiness of the counterparties. The net asset fair value of these derivative instruments was not material at March 31, 2004 or 2003. The fair values of the outstanding derivative instruments at March 31, 2004, were based on prices actively quoted. During the first quarter of 2004, the net gain associated with these derivative contracts was not material. For the 2003 first quarter, net losses associated with these contracts totaled $9.8 million, of which $10.8 million loss was reflected as a reduction of revenue and $1 million gain was included in other income. The gains or losses on these derivative contracts are substantially offset by the fixed prices realized on the physical sale of the natural gas.

     From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling, and sales of euro) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flow needs for a portion of its operating costs, capital expenditures and raw material purchases. These forward contracts generally have durations of less than three years. At March 31, 2004, the outstanding foreign exchange derivative contracts accounted for as hedges had a net asset fair value of $24 million, of which the company recorded $22.2 million in current assets, $5.9 million in investments and other assets, and $4.1 million in current liabilities. Changes in the fair value of these contracts are recorded in accumulated other comprehensive loss and will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of operating costs, when the hedged assets are depreciated in the case of a hedge of capital expenditures and when finished inventory is sold in the case of a hedged raw material purchase). At March 31, 2004, the company had an after-tax deferred gain of $18.2 million in accumulated other comprehensive loss related to these contracts. In the first quarter of 2004, the company reclassified $4 million of gains on forward contracts from accumulated other comprehensive loss to operating expenses in the Consolidated Statement of Income. Of the existing net gains at March 31, 2004, approximately $14 million will be reclassified into earnings during the next 12 months, assuming no further changes in fair value of the contracts. No hedges were discontinued during the first quarter, and no ineffectiveness was recognized.

     Selected pigment receivables have been sold in an asset securitization program at their equivalent U.S. dollar value at the date the receivables were sold. The company is collection agent and retains the risk of foreign currency rate changes between the date of sale and collection of the receivables. Under the terms of the asset securitization agreement restructured in July 2003, the company is required to enter into forward contracts for the value of the euro-denominated receivables sold into the program to mitigate its foreign currency risk. Gains or losses on the forward contracts are recognized currently in earnings and were not material for the first quarter of 2004. No such gains or losses were recorded in the 2003 first quarter.

     The company has entered into other forward contracts to sell foreign currencies that will be collected as a result of pigment sales denominated in foreign currencies. These contracts have not been designated as hedges even though they do protect the company from changes in foreign currency rates. The estimated fair value of these contracts was immaterial at March 31, 2004 and December 31, 2003.

     The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, which allow each holder to receive between .85 and 1.0 share of Devon common stock or, at the company's option, an equivalent amount of cash at maturity in August 2004. As of April 30, 2004, Devon common stock was trading at $61.20 per share. Embedded options in the DECS provide the company a floor price on Devon's common stock of $33.19 per share (the put option). The company also has the right to retain up to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have an embedded call option on 85% of the shares). If Devon's stock price at maturity is greater than $33.19 per share but less than $39.16 per share, the company's right to retain Devon stock will be reduced proportionately. The company is not entitled to retain any Devon stock if the price of Devon stock at maturity is less than or equal to $33.19 per share. Using the Black-Scholes valuation model, the company recognizes any gains or losses resulting from changes in the fair value of the put and call options in other income. At March 31, 2004 and December 31, 2003, the net liability fair value of the embedded put and call options was $161.3 million and $154.9 million, respectively. The company recorded losses of $6.4 million and $16.2 million during the three months ended March 31, 2004 and 2003, respectively, in other income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decease in the market value of the Devon stock classified as trading. The fair value of the 8.4 million shares of Devon classified as trading securities was $490.5 million at March 31, 2004, and $483 million at December 31, 2003. During the first quarter of 2004 and 2003, the company recorded unrealized gains of $7.5 million and $19.6 million, respectively, in other income for the changes in fair value of the Devon shares classified as trading. The company also held certain Devon shares classified as available-for-sale securities, which were partially liquidated in December 2003, with the remaining shares sold in January 2004. The available-for-sale Devon shares were in excess of the number of shares the company believes will be required to extinguish the DECS; however, should the price of Devon stock fall below $39.16 per share at the maturity of the DECS, the company would be required to either purchase additional Devon shares to settle the DECS or settle a portion of the DECS with cash. The DECS and the derivative liability associated with the call option are classified as current liabilities in the Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003.

     In connection with the issuance of $350 million 5.375% notes due April 15, 2005, the company entered into an interest rate swap arrangement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus .875%. During February 2004, the company reviewed the composition of its outstanding debt and entered into additional interest rate swaps, converting an aggregate of $566 million in fixed-rate debt to variable-rate debt. Under the interest rate swaps, $150 million of 6.625% notes due October 15, 2007, will pay a variable rate of LIBOR plus 3.35%; $109 million of 8.125% notes due October 15, 2005, will pay a variable rate of LIBOR plus 5.86%; and $307 million of 5.875% notes due September 15, 2006, will pay a variable rate of LIBOR plus 3.1%. The company considers these swaps to be a hedge against the change in fair value of the related debt as a result of interest rate changes. The asset fair value of the company's interest rate swaps at March 31, 2004 and December 31, 2003, was $24.2 million and $15.1 million, respectively. Any gain or loss on the swaps is offset by a comparable gain or loss resulting from recording changes in the fair value of the related debt. The critical terms of the swaps match the terms of the debt; therefore, the swaps are considered highly effective and no hedge ineffectiveness has been recorded. As a result of the swap arrangements, the company recognized a reduction in interest expense of $4.3 million and $2.7 million in the first quarter of 2004 and 2003, respectively.


C.   Discontinued Operations, Asset Disposals and Asset Impairments

     During the first quarter of 2002, the company approved a plan to dispose of its exploration and production operations in Kazakhstan. The divestiture decision was made as part of the company's strategic plan to rationalize noncore oil and gas properties. The results of the company's Kazakhstan operations have been reported separately as discontinued operations in the accompanying Consolidated Statement of Income.

     On March 31, 2003, the company completed the sale of its Kazakhstan operations for $168.6 million in cash, recognizing a loss on sale of $6.1 million during the first quarter of 2003. The loss on sale is reported as part of discontinued operations. In connection with the sale, the company recorded an $18.6 million settlement liability for the net cash flow of the Kazakhstan operations from the effective date of the transaction to the closing date. The settlement liability was paid during the third quarter of 2003. The net proceeds received by the company were used to reduce outstanding debt.

     For the three months ended March 31, 2003, revenues applicable to the discontinued operations totaled $5.6 million and pretax income totaled $.4 million (including the loss on sale of $6.1 million).

     In connection with the company's divestiture program, certain exploration and production segment assets have been identified for disposal and classified as held for sale. During the first quarter of 2004, the company recorded losses totaling $3.4 million related to assets held for sale, reflecting the difference between the estimated sales prices for the individual properties or group of properties, less the costs to sell, and the carrying amount of the net assets.

     The company expects to complete the divestiture of its remaining held-for-sale assets in 2004. The assets and liabilities of discontinued operations and other assets held for sale have been classified as Assets/Liabilities Associated with Properties Held for Disposal in the Consolidated Balance Sheet.

     Impairment losses totaling $13.2 million and $5.1 million were recognized in the first quarter of 2004 and 2003, respectively, for certain assets used in operations that are not considered held for sale. The 2004 impairments related primarily to a U.S. Gulf of Mexico field that experienced premature water breakthrough and ceased production sooner than expected.

     During 2003, the company selectively marketed its 100%-owned Leadon field to third parties. Although no divestiture negotiations are currently under way, the company continues to review its options with respect to the field and, particularly, the associated floating production, storage and offloading (FPSO) facility. Management presently intends to continue operating and producing the field until such time as the operating cash flow generated by the field does not support continued production or until a higher value option is identified. Given the significant value associated with the FPSO relative to the size of the entire project, the company will continue to pursue a long-term solution that achieves maximum value for Leadon - which may include disposing of the field, monetizing the FPSO by selling it as a development option for a third-party discovery, or redeployment in other company operations. As of March 31, 2004, the carrying value of the Leadon field assets totaled $364 million. Given the uncertainty concerning possible outcomes, it is reasonably possible that the company's estimate of future cash flows from the Leadon field and associated fair value could change in the near term due to, among other things, (i) unfavorable changes in commodity prices or operating costs,
     (ii) a production profile that declines more rapidly than currently anticipated, and/or (iii) unsuccessful results of continued marketing activities or failure to locate a strategic buyer (or suitable redeployment opportunity). Accordingly, management anticipates that the Leadon field will be subject to periodic impairment review until such time as the field is abandoned or sold. If future cash flows or fair value decrease from that presently estimated, an additional write-down of the Leadon field could occur in the future.

     Capitalized costs associated with exploratory wells may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered. At March 31, 2004, the company had capitalized costs of approximately $157 million associated with such ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Alaska and China.

     In January, the company began production through a new high productivity oxidation line at its Savannah plant. It is expected that once fully commissioned, this process will allow for improved manufacturing efficiencies, lower operating expenses and lower capital requirements. Separately, during the quarter the company idled one of two sulfate production lines at its Savannah facility due to high inventory levels.

     The company will continue to evaluate the performance of the new oxidation line and will have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities by the latter part of 2004. This reconfiguration could include redeployment and/or idling of certain assets, and reduction of the future useful life of other assets, resulting in the acceleration of depreciation expense.


D.   Cash Flow Information

     Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
     (Millions of dollars)                                   2004          2003
     ---------------------------------------------------------------------------

     Income tax payments                                   $ 52.8        $ 60.0
     Less refunds received                                    (.8)        (14.7)
                                                           ------        ------
        Net income tax payments                            $ 52.0        $ 45.3
                                                           ======        ======

     Interest payments                                     $101.4        $ 79.2
                                                           ======        ======

     Noncash items affecting net income included in the reconciliation of net income to net cash provided by operating activities include the following:

                                                              Three Months Ended
                                                                  March 31,
                                                              ------------------
      (Millions of dollars)                                     2004       2003
      --------------------------------------------------------------------------

     Incentive compensation provisions                         $18.3      $ 7.4
     Increase in fair value of trading securities (1)           (7.5)     (19.6)
     Increase in fair value of embedded options in
        the DECS (1)                                             6.4       16.2
     Net losses on equity method investments                     8.3        6.1
     Net periodic postretirement expense                         6.5        5.9
     Net periodic pension credit for qualified plan             (5.3)      (9.4)
     Litigation reserve provisions                                 -        6.5
     All other (2)                                               7.2       15.1
                                                               -----     ------
        Total                                                  $33.9     $ 28.2
                                                               =====     ======

     Other net cash used in operating activities in the Consolidated Statement of Cash Flows consists of the following:

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
     (Millions of dollars)                                     2004        2003
     ---------------------------------------------------------------------------

     Decrease due to changes in working capital accounts    $(184.3)    $(165.9)
     Environmental expenditures                               (18.6)       (9.5)
     All other (2)                                            (15.3)       (8.6)
                                                            -------     -------
        Total                                               $(218.2)    $(184.0)
                                                            =======     =======

     Information about noncash investing and financing activities not reflected in the Consolidated Statement of Cash Flows follows:

                                                              Three Months Ended
                                                                    March 31,
                                                              ------------------
     (Millions of dollars)                                        2004      2003
     ---------------------------------------------------------------------------

     Noncash investing activities
       Increase in fair value of trading securities (1)         $  7.5     $19.6
       Decrease in property related to Gunnison operating
        lease agreement (3)                                      (82.6)        -

     Noncash financing activities
       Reduction in debt related to Gunnison operating
        lease agreement (3)                                      (75.3)        -
       Increase in fair value of embedded options in
         the DECS (1)                                              6.4      16.2

     (1) See Note B for a discussion of the accounting for the DECS.
     (2) No other individual item is material to total cash flows from operations.
     (3) See Note H for a discussion of the Gunnison Synthetic Trust.


E.   Comprehensive Income and Financial Instruments

     Comprehensive income for the three months ended March 31, 2004 and 2003, is as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
     (Millions of dollars)                                      2004       2003
     ---------------------------------------------------------------------------

     Net income                                               $152.2     $ 69.9
     Unrealized gains on securities                                -        2.3
     Reclassification of unrealized gains on available-
       for-sale securities included in net income               (5.4)         -
     Change in fair value of cash flow hedges                  (90.9)     (15.7)
     Foreign currency translation adjustment                    (7.0)      11.0
     Other                                                        .3         .8
                                                              ------     ------
         Comprehensive income                                 $ 49.2     $ 68.3
                                                              ======     ======

     The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at March 31, 2004 or December 31, 2003. At March 31, 2004 and December 31, 2003, available-for-sale securities for which fair value could be determined were as follows:

                                                    March 31, 2004                       December 31, 2003
                                           -------------------------------        -------------------------------
                                                                     Gross                                  Gross
                                                                Unrealized                             Unrealized
                                            Fair                   Holding         Fair                   Holding
     (Millions of dollars)                 Value       Cost           Gain        Value      Cost            Gain
     ------------------------------------------------------------------------------------------------------------

     Equity securities                      $  -       $  -            $ -        $26.8      $9.8           $8.3  (1)
     U.S. government obligations             2.4        2.4              -          3.9       3.9              -
                                                                       ---                                  ----
         Total                                                         $ -                                  $8.3
                                                                       ===                                  ====

     (1) This amount includes $8.6 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.

     The equity securities represent the company's investment in Devon Energy Corporation common stock. During January 2004, the company sold its remaining Devon shares classified as available for sale for a pretax gain of $9 million. Proceeds from the January sales totaled $27.4 million. The cost of the shares sold and the amount of the gain reclassified from accumulated other comprehensive income were determined using the average cost of the shares held. The company also received proceeds of $11.5 million in January 2004 related to sales of Devon shares in December 2003, with a 2004 settlement date.


F.   Equity Affiliates

     Investments in equity affiliates totaled $120.4 million at March 31, 2004, and $123.1 million at December 31, 2003. Pretax equity loss related to the investments is included in other income in the Consolidated Statement of Income and totaled $8.3 million and $6.1 million for the three months ended March 31, 2004 and 2003, respectively.


G.   Work Force Reduction, Restructuring Provisions and Exit Activities

     In September 2003, the company announced a program to reduce its U.S. nonbargaining work force through both voluntary retirements and involuntary terminations. As a result of the program, the company's eligible U.S. nonbargaining work force was reduced by approximately 9%, or 271 employees. Qualifying employees terminated under this program became eligible for enhanced benefits under the company's pension and postretirement plans, along with severance payments. The program was substantially completed by the end of 2003, with certain retiring employees staying into the first half of 2004 for transition purposes. In connection with the work force reduction, the company recognized a pretax charge of $56.4 million during the latter half of 2003, of which $34.2 million was for curtailment and special termination benefits associated with the company's retirement plans and $22.2 million was for severance-related costs. The remaining provision for severance-related costs is included in the restructuring reserve table below. Of the severance-related provision of $22.2 million, $16.4 million has been paid through the first quarter of 2004, with $5.8 remaining in the accrual at March 31, 2004.

     During 2003, the company's chemical - pigment operating unit provided $60.8 million pretax for costs associated with the closure of its synthetic rutile plant in Mobile, Alabama. Included in the $60.8 million were $14.1 million for the cumulative effect of change in accounting principle related to the recognition of an asset retirement obligation, $15.2 million for accelerated depreciation, $14.9 million for other shut-down related costs, $10.5 million for severance benefits and $6.1 million for benefit plan curtailment costs. The provision for severance benefits is included in the restructuring reserve table below (see Note N for a discussion of the asset retirement obligation). Of the total $10.5 million severance accrual, $8.6 million has been paid through the first quarter of 2004. Approximately 135 employees will ultimately be terminated in connection with this plant closure, of which 117 had been terminated as of March 31, 2004.

     During 2002, the company's chemical - other operating unit provided $16.5 for costs associated with its plans to exit the forest products business. The company provided an additional $5.1 million in 2003 for severance benefits associated with exiting the forest products business, of which $1.6 million was recorded during the first quarter of 2003. During the first quarter of 2004, the company provided an additional $1.2 million for dismantlement and closure costs. These costs on a pretax basis are reflected in costs and operating expenses in the Consolidated Statement of Income. Included in the total provision of $22.8 million were $16.7 million for dismantlement and closure costs, and $6.1 million for severance costs. Of the total provision, $12.1 million has been paid through the 2004 first quarter and $10.1 million remained in the accrual at March 31, 2004. In connection with the plant closures, 252 employees will be terminated, of which 187 had been terminated as of March 31, 2004.

     In 2001, the company's chemical - pigment operating unit provided $31.8 million pretax related to the closure of a plant in Antwerp, Belgium. Of this total accrual, $26.9 million had been paid through the 2004 first quarter and $4.6 million remained in the accrual at March 31, 2004. As a result of this plant closure, 121 employees were terminated.

     Also in 2001, the company's chemical - other operating unit provided $11.9 million in pretax costs for the discontinuation of manganese metal production at its Hamilton, Mississippi, facility. Of the total provision, $10.9 million has been paid through the 2004 first quarter and $1 million remained in the accrual at March 31, 2004, for pond closure costs. Completion of the remaining action of pond closure may take from three to 10 years, depending on environmental constraints.

     The  provisions,   payments,  adjustments  and  reserve  balances  for  the
     three-month period ended March 31, 2004, are included in the table below.

                                                                  Dismantlement
                                                                            and
     (Millions of dollars)              Total        Severance          Closure
     ---------------------------------------------------------------------------

     December 31, 2003                 $ 39.1           $ 26.5            $12.6
       Provisions                         1.2                -              1.2
       Payments                         (16.8)           (13.8)            (3.0)
       Adjustments                        (.1)             (.3)              .2
                                       ------           ------            -----
     March 31, 2004                    $ 23.4           $ 12.4            $11.0
                                       ======           ======            =====

H.   Debt

     As of March 31, 2004, long-term debt due within one year consists of the following.

                                                                       March 31,
     (Millions of dollars)                                                  2004
     ---------------------------------------------------------------------------

     5 1/2% Exchangeable Notes (DECS) due August 2, 2004,
       net of unamortized discount of $2.6 million                        $327.7
     8.375% Notes due July 15, 2004                                        145.0
     Guaranteed Debt of Employee Stock Ownership Plan 9.61%
       Notes due in installments through January 2, 2005                     3.0
                                                                          ------
                 Total                                                    $475.7
                                                                          ======

     During 2001, the company entered into a leasing arrangement with Kerr-McGee Gunnison Trust (Gunnison Synthetic Trust) for the construction of the company's share of a platform to be used in the development of the Gunnison field, in which the company has a 50% working interest. Under the terms of the agreement, the company financed its share of construction costs for the platform under a synthetic lease credit facility between the trust and groups of financial institutions for up to $157 million, with the company making lease payments sufficient to pay interest at varying rates on the notes. Construction of the platform was completed in December 2003, with the company's share of construction costs totaling $149 million. On December 31, 2003, $65.6 million of the synthetic lease facility was converted to a leveraged lease structure, whereby the company leases an interest in the platform under an operating lease agreement from a separate business trust.

     Both the Gunnison Synthetic Trust and the new operating lease trust are considered variable interest entities under the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." As such, the company is required to analyze its relationship with each trust to determine whether the company is the primary beneficiary and, if so, required to consolidate the trusts. Based on the analyses performed, the company is not the primary beneficiary of the operating lease trust; however, the company was considered the primary beneficiary of the Gunnison Synthetic Trust. Accordingly, the remaining assets and liabilities of the Gunnison Synthetic Trust were reflected in the company's Consolidated Balance Sheet at December 31, 2003, which included $82.6 million in property, plant and equipment, $3.8 million in accrued liabilities, $75.3 million in long-term debt, and $3.5 million in minority interest. On January 15, 2004, the remaining $82.6 million of the synthetic lease facility was converted to a leveraged lease structure, and the related lessor trust is not subject to consolidation. As a result, the associated property and debt are not reflected in the company's Consolidated Balance Sheet at March 31, 2004.


I.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month periods ended March 31, 2004 and 2003.

                                                           For the Three Months Ended March 31,
                                      --------------------------------------------------------------------------------
                                                      2004                                       2003
                                      ------------------------------------        ------------------------------------

                                       Income from                                Income from
     (In millions, except               Continuing               Per-Share         Continuing                Per-Share
     per-share amounts)                 Operations     Shares       Income         Operations      Shares       Income
     -----------------------------------------------------------------------------------------------------------------

     Basic EPS                              $152.2      100.3        $1.52             $104.2      100.1         $1.04
                                                                     =====                                       =====
       Effect of dilutive securities:
         5 1/4% convertible
           debentures                          5.3        9.8                             5.3        9.8
         Restricted stock                        -        1.0                               -         .7
         Stock options                           -         .2                               -          -
                                            ------      -----                          ------      -----
     Diluted EPS                            $157.5      111.3        $1.41             $109.5      110.6         $ .99
                                            ======      =====        =====             ======      =====         =====

     Under the 2002 Long-Term Incentive Plan, the company may grant incentive opportunities in the form of stock, stock options and performance-related awards to key employees. During the first quarter of 2004, the company granted 438,000 shares of restricted common stock with a grant date fair value of $49.45 per share. Deferred compensation of $21.7 million associated with the restricted stock issuance will be amortized over the three year vesting period.


J.   Accounts Receivable Sales

     In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. On July 30, 2003, the company restructured the existing accounts receivable monetization program to include the sale of receivables originated by the company's European chemical operations. The maximum availability under the new program is $165 million. Under the terms of the program, selected qualifying customer accounts receivable may be sold monthly to a special-purpose entity (SPE), which in turn sells an undivided ownership interest in the receivables to a third-party multi-seller commercial paper conduit sponsored by an independent financial institution. The company sells, and retains an interest in, excess receivables to the SPE as over-collateralization for the program. The company's retained interest in the SPE's receivables is classified in trade accounts receivable in the accompanying Consolidated Balance Sheet. The retained interest is subordinate to, and provides credit enhancement for, the conduit's ownership interest in the SPE's receivables, and is available to the conduit to pay certain fees or expenses due to the conduit, and to absorb credit losses incurred on any of the SPE's receivables in the event of termination. However, the company believes that the risk of credit loss is very low since its bad-debt experience has historically been insignificant. The company retains servicing responsibilities and receives a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has no obligations for any recourse actions on the sold receivables. The company also holds preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

     The company sold $236.8 million and $156.8 million of its pigment receivables during the first quarter of 2004 and 2003, respectively. The sale of the receivables resulted in pretax losses of $1.4 million and $1.1 million during the first quarter of 2004 and 2003, respectively. The losses were equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold, net of the company's retained interest in receivables serving as over-collateralization, totaled $165 million at both March 31, 2004 and December 31, 2003.


K.   Business Combination

     On April 7, 2004, the company announced plans to merge with Westport Resources Corporation (Westport) in a transaction valued at approximately $3.4 billion. The merger agreement, unanimously approved by the board of directors of both companies, provides that Westport stockholders will receive .71 shares of Kerr-McGee common stock for each common share of Westport. As a result, Kerr-McGee expects to issue approximately 49 million new shares to Westport's stockholders (including shares that may be issued upon exercise of outstanding stock options) and will assume Westport's outstanding debt of approximately $1 billion. The transaction is subject to approval by the stockholders of both companies, as well as other customary closing conditions. If approved, the transaction is expected to be consummated in the third quarter of 2004, shortly after the companies' respective stockholder meetings.


L.   Condensed Consolidating Financial Information

     On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank in parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information. The top holding company is Kerr-McGee Corporation. The guarantor subsidiaries include Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation in 2004 and 2003.

     The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.

                 Kerr-McGee Corporation and Subsidiary Companies
                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 2004
                                                                                    Non-
                                                  Kerr-McGee     Guarantor     Guarantor
(Millions of dollars)                            Corporation  Subsidiaries  Subsidiaries   Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------
Revenues                                                $  -        $210.9        $905.4        $     -      $1,116.3
                                                      ------        ------        ------        -------      --------
Costs and Expenses
  Costs and operating expenses                             -         109.7         293.7            (.4)        403.0
  Selling, general and administrative expenses             -            .1          83.5              -          83.6
  Shipping and handling expenses                           -           1.7          36.0              -          37.7
  Depreciation and depletion                               -          30.0         160.3              -         190.3
  Accretion expense                                        -            .7           5.9              -           6.6
  Impairments on assets held for use                       -            .9          12.3              -          13.2
  Loss associated with assets held for sale                -             -           3.4              -           3.4
  Exploration, including dry holes and
    amortization of undeveloped leases                     -           3.6          47.0              -          50.6
  Taxes, other than income taxes                           -           8.3          20.1              -          28.4
  Provision for environmental remediation
    and restoration, net of reimbursements                 -           (.8)            -              -           (.8)
  Interest and debt expense                             27.5           9.2          69.3          (49.0)         57.0
                                                      ------        ------        ------        -------      --------
      Total Costs and Expenses                          27.5         163.4         731.5          (49.4)        873.0
                                                      ------        ------        ------        -------      --------

                                                       (27.5)         47.5         173.9           49.4         243.3
Other Income (Expense)                                 270.5          (6.6)         29.1         (293.3)          (.3)
                                                      ------        ------        ------        -------      --------
Income from Continuing Operations
   before Income Taxes                                 243.0          40.9         203.0         (243.9)        243.0
Provision for Income Taxes                             (90.8)        (14.4)        (77.6)          92.0         (90.8)
                                                      ------        ------        ------        -------      --------

Net Income                                            $152.2        $ 26.5        $125.4        $(151.9)     $  152.2
                                                      ======        ======        ======        =======      ========

                 Kerr-McGee Corporation and Subsidiary Companies
                   Condensed Consolidating Statement of Income
                    For the Three Months Ended March 31, 2003

                                                                                    Non-
                                                  Kerr-McGee     Guarantor     Guarantor
(Millions of dollars)                            Corporation  Subsidiaries  Subsidiaries   Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------

Revenues                                              $    -        $153.8        $947.9        $  (2.1)     $1,099.6
                                                      ------        ------        ------        -------      --------
Costs and Expenses
  Costs and operating expenses                             -          71.5         315.5           (2.6)        384.4
  Selling, general and administrative expenses             -           7.1          63.8              -          70.9
  Shipping and handling expenses                           -           2.6          29.4              -          32.0
  Depreciation and depletion                               -          29.9         159.7              -         189.6
  Accretion expense                                        -            .6           5.6              -           6.2
  Impairments on assets held for use                       -             -           5.1              -           5.1
  Gain associated with assets held for sale                -             -          (5.2)             -          (5.2)
  Exploration, including dry holes and
    amortization of undeveloped leases                     -           3.9         136.6              -         140.5
  Taxes, other than income taxes                          .1           5.5          19.8              -          25.4
  Provision for environmental remediation
    and restoration, net of reimbursements                 -           5.1          12.2              -          17.3
  Interest and debt expense                             28.9           8.3          72.9          (45.1)         65.0
                                                      ------        ------        ------        -------      --------
      Total Costs and Expenses                          29.0         134.5         815.4          (47.7)        931.2
                                                      ------        ------        ------        -------      --------

                                                       (29.0)         19.3         132.5           45.6         168.4
Other Income                                           146.6            .6          29.9         (175.4)          1.7
                                                      ------        ------        ------        -------      --------
Income from Continuing Operations
   before Income Taxes                                 117.6          19.9         162.4         (129.8)        170.1
Provision for Income Taxes                             (47.7)         (4.2)        (61.2)          47.2         (65.9)
                                                      ------        ------        ------        -------      --------
Income from Continuing Operations                       69.9          15.7         101.2          (82.6)        104.2
Income (Loss) from Discontinued Operations,
     net of tax                                            -          12.0         (11.6)             -            .4
Cumulative Effect of Change in Accounting
    Principle, net of tax                                  -          (1.3)        (33.4)             -         (34.7)
                                                      ------        ------        ------        -------      --------
Net Income                                            $ 69.9        $ 26.4        $ 56.2        $ (82.6)     $   69.9
                                                      ======        ======        ======        =======      ========

                 Kerr-McGee Corporation and Subsidiary Companies
                      Condensed Consolidating Balance Sheet
                                 March 31, 2004
                                                                                    Non-
                                                  Kerr-McGee     Guarantor     Guarantor
(Millions of dollars)                            Corporation  Subsidiaries  Subsidiaries   Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------
ASSETS
------
Current Assets
  Cash                                              $    2.9      $      -      $  140.6      $       -      $  143.5
  Intercompany receivables                             710.5          28.1       1,735.2       (2,473.8)            -
  Accounts receivable                                      -          72.4         452.6              -         525.0
  Inventories                                              -           4.6         407.3              -         411.9
  Deposits, prepaid expenses and other assets            2.5          16.0         591.4              -         609.9
  Current assets associated with properties
    held for disposal                                      -             -            .4              -            .4
                                                    --------      --------      --------      ---------      --------
      Total Current Assets                             715.9         121.1       3,327.5       (2,473.8)      1,690.7

Property, Plant and Equipment - Net                        -       1,974.5       5,353.0              -       7,327.5
Investments in and Advances to Subsidiaries          4,009.5         584.3             -       (4,593.8)            -
Investments and Other Assets                             9.8          91.9         531.6          (79.6)        553.7
Goodwill                                                   -         346.3          10.7              -         357.0
Long-Term Assets Associated with Properties
  Held for Disposal                                        -             -          12.3              -          12.3
                                                    --------      --------      --------      ---------      --------
       Total Assets                                 $4,735.2      $3,118.1      $9,235.1      $(7,147.2)     $9,941.2
                                                    ========      ========      ========      =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Intercompany borrowings                           $   66.4      $  594.7      $1,741.5      $(2,402.6)     $      -
  Accounts payable                                      45.6          43.0         309.7              -         398.3
  Long-term debt due within one year                       -             -         475.7              -         475.7
  Other current liabilities                              3.4         166.8       1,018.2            (.1)      1,188.3
                                                    --------      --------      --------      ---------      --------
       Total Current Liabilities                       115.4         804.5       3,545.1       (2,402.7)      2,062.3

Investments by and Advances from Parent                    -             -         702.9         (702.9)            -
Long-Term Debt                                       1,829.4             -       1,176.5              -       3,005.9
Deferred Credits and Reserves                           (5.9)        675.0       1,554.4            (.5)      2,223.0
Stockholders' Equity                                 2,796.3       1,638.6       2,256.2       (4,041.1)      2,650.0
                                                    --------      --------      --------      ---------      --------
     Total Liabilities and Stockholders' Equity     $4,735.2      $3,118.1      $9,235.1      $(7,147.2)     $9,941.2
                                                    ========      ========      ========      =========      ========

                 Kerr-McGee Corporation and Subsidiary Companies
                      Condensed Consolidating Balance Sheet
                                December 31, 2003
                                                                                    Non-
                                                  Kerr-McGee     Guarantor     Guarantor
 (Millions of dollars)                           Corporation  Subsidiaries  Subsidiaries   Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------
ASSETS
------
Current Assets
  Cash                                              $    2.2      $      -      $  139.8      $      -      $   142.0
  Intercompany receivables                             795.3         (26.7)      2,110.5       (2,879.1)            -
  Accounts receivable                                      -         125.2         458.1              -         583.3
  Inventories                                              -           5.4         388.0              -         393.4
  Deposits, prepaid expenses and other assets              -          17.9         619.5              -         637.4
  Current assets associated with properties
    held for disposal                                      -             -            .4              -            .4
                                                    --------      --------      --------      ---------     ---------
      Total Current Assets                             797.5         121.8       3,716.3       (2,879.1)      1,756.5
                                                    --------      --------      --------      ---------     ---------

Property, Plant and Equipment - Net                        -       1,975.3       5,491.8              -       7,467.1
Investments in and Advances to Subsidiaries          3,948.5         519.6             -       (4,468.1)            -
Investments and Other Assets                            10.2          96.0         537.6          (79.1)        564.7
Goodwill                                                   -         346.4          10.9              -         357.3
Long-Term Assets Associated with Properties
  Held for Disposal                                        -             -          28.3              -          28.3
                                                    --------      --------      --------      ---------     ---------
       Total Assets                                 $4,756.2      $3,059.1      $9,784.9      $(7,426.3)    $10,173.9
                                                    ========      ========      ========      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Intercompany borrowings                           $   68.6      $  563.4      $2,182.9      $(2,814.9)    $       -
  Accounts payable                                      45.4          38.9         391.2              -         475.5
  Long-term debt due within one year                       -             -         574.3              -         574.3
  Other current liabilities                             36.8         173.2         971.8              -       1,181.8
                                                    --------      --------      --------      ---------     ---------
      Total Current Liabilities                        150.8         775.5       4,120.2       (2,814.9)      2,231.6
                                                    --------      --------      --------      ---------     ---------

Investments by and Advances from Parent                    -             -         617.9         (617.9)            -
Long-Term Debt                                       1,829.3             -       1,251.9              -       3,081.2
Deferred Credits and Reserves                           (5.9)        678.3       1,554.8           (1.9)      2,225.3
Stockholders' Equity                                 2,782.0       1,605.3       2,240.1       (3,991.6)      2,635.8
                                                    --------      --------      --------      ---------     ---------
     Total Liabilities and Stockholders' Equity     $4,756.2      $3,059.1      $9,784.9      $(7,426.3)    $10,173.9
                                                    ========      ========      ========      =========     =========

                 Kerr-McGee Corporation and Subsidiary Companies
                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2004

                                                                                    Non-
                                                  Kerr-McGee     Guarantor     Guarantor
(Millions of dollars)                            Corporation  Subsidiaries  Subsidiaries   Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------
Operating Activities
--------------------
Net income                                           $ 152.2        $ 26.5       $ 125.4        $(151.9)      $ 152.2
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities -
    Depreciation, depletion and amortization               -          32.8         170.3              -         203.1
    Accretion expense                                      -            .7           5.9              -           6.6
    Impairments on assets held for use                     -            .9          12.3              -          13.2
    Loss associated with properties held for sale          -            .1           3.3              -           3.4
    Dry hole costs                                         -             -           8.1              -           8.1
    Deferred income taxes                                  -           6.0          67.1              -          73.1
    Equity in earnings of subsidiaries                (156.7)          3.9             -          152.8             -
    Provision for environmental remediation
      and restoration, net of reimbursements               -           (.8)            -              -           (.8)
    Noncash items affecting net income                   (.1)          9.6          24.4              -          33.9
    Other net cash used in operating activities        (35.4)         42.8        (225.6)             -        (218.2)
                                                     -------        ------       -------        -------       -------
        Net Cash Provided by (Used in)
          Operating Activities                         (40.0)        122.5         191.2             .9         274.6
                                                     -------        ------       -------        -------       -------

Investing Activities
--------------------
Capital expenditures                                       -         (33.7)       (128.0)             -        (161.7)
Dry hole costs                                             -             -          (8.1)             -          (8.1)
Proceeds from sales of assets                              -            .2           3.4              -           3.6
Other investing activities                                 -           (.1)         34.6              -          34.5
                                                     -------        ------       -------        -------       -------
        Net Cash Used in Investing
          Activities                                       -         (33.6)        (98.1)             -        (131.7)
                                                     -------        ------       -------        -------       -------

Financing Activities
--------------------
Increase (decrease) in intercompany
  notes payable                                         80.6         (88.9)          8.7            (.4)            -
Repayment of long-term debt                                -             -        (102.0)             -        (102.0)
Issuance of common stock                                 5.5             -             -              -           5.5
Dividends paid                                         (45.4)            -             -              -         (45.4)
Other financing activities                                 -             -            .5            (.5)            -
                                                     -------        ------       -------        -------       -------
        Net Cash Provided by (Used in)
          Financing Activities                          40.7         (88.9)        (92.8)           (.9)       (141.9)
                                                     -------        ------       -------        -------       -------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -             -            .5              -            .5
Net Increase in Cash and Cash Equivalents                 .7             -            .8              -           1.5
Cash and Cash Equivalents at Beginning of Period         2.2             -         139.8              -         142.0
                                                     -------        ------       -------        -------       -------
Cash and Cash Equivalents at End of Period           $   2.9        $    -       $ 140.6        $     -       $ 143.5
                                                     =======        ======       =======        =======       =======

                 Kerr-McGee Corporation and Subsidiary Companies
                 Condensed Consolidating Statement of Cash Flows
                    For the Three Months Ended March 31, 2003
                                                                                    Non-
                                                  Kerr-McGee     Guarantor     Guarantor
(Millions of dollars)                            Corporation  Subsidiaries  Subsidiaries   Eliminations  Consolidated
---------------------------------------------------------------------------------------------------------------------
Operating Activities
--------------------
Net income                                           $  69.9        $ 26.4       $  56.2         $(82.6)      $  69.9
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities -
    Depreciation, depletion and amortization               -          30.3         176.4              -         206.7
    Accretion expense                                      -            .6           5.6              -           6.2
    Impairments on assets held for use                     -             -           5.1              -           5.1
    Loss associated with assets held for sale              -             -            .9              -            .9
    Dry hole costs                                         -             -         104.6              -         104.6
    Deferred income taxes                                  -          23.7           8.4              -          32.1
    Equity in earnings of subsidiaries                 (76.5)         19.8             -           56.7             -
    Provision for environmental remediation
      and restoration, net of reimbursements               -           5.1          12.2              -          17.3
    Cumulative effect of change in
      accounting principle                                 -           1.3          33.4              -          34.7
    Noncash items affecting net income                    .4           3.1          24.7              -          28.2
    Other net cash used in operating activities        (29.8)        (69.5)        (84.7)             -        (184.0)
                                                     -------        ------       -------         ------       -------
       Net Cash Provided by (Used in)
          Operating Activities                         (36.0)         40.8         342.8          (25.9)        321.7
                                                     -------        ------       -------         ------       -------
Investing Activities
--------------------
Capital expenditures                                       -         (31.7)       (169.7)             -        (201.4)
Dry hole costs                                             -             -        (104.6)             -        (104.6)
Proceeds from sales of assets                              -             -         185.4              -         185.4
Other investing activities                                 -             -         (10.0)             -         (10.0)
                                                     -------        ------       -------         ------       -------
        Net Cash Used in Investing
          Activities                                       -         (31.7)        (98.9)             -        (130.6)
                                                     -------        ------       -------         ------       -------
Financing Activities
--------------------
Increase (decrease) in intercompany
  notes payable                                         81.4          (9.1)        (72.3)             -             -
Issuance of long-term debt                                 -             -          31.5              -          31.5
Repayment of long-term debt                                -             -        (184.0)             -        (184.0)
Dividends paid                                         (45.2)            -         (26.3)          26.3         (45.2)
Other financing activities                                .2             -           (.2)           (.4)          (.4)
                                                     -------        ------       -------         ------       -------
        Net Cash Provided by (Used in)
          Financing Activities                          36.4          (9.1)       (251.3)          25.9        (198.1)
                                                     -------        ------       -------         ------       -------

Effects of Exchange Rate Changes on Cash
   and Cash Equivalents                                    -             -          (2.2)             -          (2.2)
                                                     -------        ------       -------         ------       -------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                            .4             -          (9.6)             -          (9.2)
Cash and Cash Equivalents at Beginning of
   Period                                                2.5             -          87.4              -          89.9
                                                     -------        ------       -------         ------       -------
Cash and Cash Equivalents at End of Period           $   2.9        $    -       $  77.8         $    -       $  80.7
                                                     =======        ======       =======         ======       =======

M.   Contingencies

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

     Financial Reserves - As of March 31, 2004, the company had remaining reserves of $94 million for costs related to West Chicago. Although actual costs may exceed current estimates, the amount of any increase cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

     Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was
     dedicated  to  U.S.  government   contracts.   The  amount  authorized  for
     reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through March 31, 2004, Chemical had been reimbursed approximately $215 million under Title X.

     Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of March 31, 2004, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $66 million. The company believes receipt of the remaining arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company expects to receive reimbursement for the remainder of this receivable by the end of 2006, and will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the costs.

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

     In 1999, Chemical initiated the interim measures required by the consent orders. Construction of a long-term remediation system is substantially complete, and the system is in its startup phase. It is anticipated that this system will be fully operational by mid-2004. The scope and duration of groundwater remediation will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies currently are evaluating the health and environmental risks associated with perchlorate as part of the process for ultimately setting a drinking water standard. One state agency, the California Environmental Protection Agency (CalEPA), has set a public health goal for perchlorate, which is a preliminary step to setting a drinking water standard. However, a drinking water standard has not yet been established. The resolution of the regulatory matters could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

     Financial Reserves - Remaining reserves for Henderson totaled $17 million as of March 31, 2004. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

     Through March 31, 2004, Chemical had incurred expenditures of about $65 million that it believes can be applied to the self-insured retention. In April 2004, Chemical reached an agreement in principle with one of its vendors to reimburse Chemical approximately $6 million for a portion of Chemical's costs. Reimbursement from the vendor will effectively reduce Chemical's out-of-pocket costs and, therefore, will reduce the amount of expenditures that Chemical believes can be applied to the self-insured retention to $59 million. The company believes that the remaining reserve of $17 million at March 31, 2004, also will qualify under the insurance policy, which would exhaust the self-insured retention and result in an insurance reimbursement of about $15 million based on current cost estimates. The company believes that the reimbursements of $6 million from Chemical's vendor and $15 million under the insurance policy are probable and, accordingly, the company has recorded receivables in the financial statements totaling $21 million.

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

     Groundwater treatment was initiated in 1996 to remediate groundwater contamination below and in the vicinity of the former wood-treatment area. It is not possible to reliably predict how groundwater conditions will be affected by the soil remediation and groundwater treatment; therefore, it is not known how long groundwater treatment will continue. Soil cleanup of the former wood-treatment area began in 2000 and was completed in 2002. Also in 2002, terms for addressing the tributary creek were agreed upon with EPA, after which Chemical began the implementation of a remedy to reroute the creek and to remediate associated sediment and stream bank soils, which is expected to take about four more years.

     As of March 31, 2004, the company had remaining reserves of $10 million for the costs of the remediation work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     As of March 31, 2004, the company had remaining reserves of $15 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

     Mobile, Alabama

     In June 2003, Chemical ceased operations at its facility in Mobile, Alabama, which Chemical had used to produce feedstock for its titanium dioxide plants. Operations prior to closure had resulted in minor contamination of groundwater adjacent to surface impoundments. A groundwater recovery system was installed prior to closure and continues in operation as required under Chemical's National Pollutant Discharge Elimination System (NPDES) permit. Future remediation work, including groundwater recovery, closure of the impoundments and other minor work, is expected to be substantially completed in about five years. As of March 31, 2004, the company had remaining reserves of $11 million. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     There are substantial uncertainties about Chemical's responsibility for the site, and Chemical is evaluating possible defenses to any claim by EPA for response costs. EPA has not articulated the factual and legal basis on which EPA notified Chemical and its parent that they are potentially responsible parties. The EPA notification may be based on a successor liability theory premised on the 1964 transaction pursuant to which Chemical became affiliated with the former stockholder of the company that had owned and operated the site. Based on available historical records, it is uncertain whether and, if so, under what terms the former stockholder assumed liabilities of the dissolved company. Moreover, as noted above, the site had been sold to a third party and the company that owned and operated the site had been dissolved before Chemical became affiliated with that company's stockholder. In addition, there appear to be other potentially responsible parties, though it is not known whether the other parties have received notification from EPA. EPA has not ordered Chemical or its parent to perform work at the site and is instead performing the work itself. The company has not recorded a reserve for the site as it is not possible to reliably estimate whatever liability Chemical or its parent may have for the cleanup because of the aforementioned uncertainties and the existence of other potentially responsible parties.

     Forest Products Litigation

     Between 1999 and 2001, Chemical and its parent company were named in 22 lawsuits in three states (Mississippi, Louisiana and Pennsylvania) in connection with present and former forest products operations located in those states (in Columbus, Mississippi; Bossier City, Louisiana; and Avoca, Pennsylvania). The lawsuits sought recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process.

     Chemical executed settlement agreements, which are expected to resolve substantially all of the Louisiana, Pennsylvania and Columbus, Mississippi, lawsuits described above. Accordingly most of the suits have been, or are expected to be, dismissed. The company believes that the resolution of the claims that remain outstanding with respect to forest products operations in Columbus, Mississippi; Bossier City, Louisiana; and Avoca, Pennsylvania, described above will not have a material adverse effect on the company.

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

     As of March 31, 2004, the company had reserves totaling $241 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $94 million for the West Chicago sites, $17 million for the Henderson, Nevada, site and $33 million for forest products sites. Additionally, as of March 31, 2004, the company had litigation reserves totaling approximately $30 million for the reasonably estimable losses associated with litigation. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.


N.   Asset Retirement Obligations

     The company adopted FAS 143, "Accounting for Asset Retirement Obligations," on January 1, 2003, which resulted in an increase in net property of $107.9 million, an increase in abandonment liabilities of $160.8 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting standard. Additionally in January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, by the end of 2003. Since the plant had a determinate closure date, the company also accrued an abandonment liability associated with its plans to decommission the Mobile facility.

     A summary of the changes in the asset retirement obligation during the first three months of 2004 is included in the table below.

     (Millions of dollars)
     ---------------------------------------------------------------------------

     Balance, December 31, 2003                                          $420.9
       Accretion expense                                                    6.6
       Abandonment expenditures                                            (3.0)
       Changes in estimates, including timing                              (2.1)
                                                                         ------
     Balance, March 31, 2004                                              422.4
       Less:  current asset retirement obligation                         (23.0)
       Less:  asset retirement obligation classified as
          held for disposal                                               (11.1)
                                                                         ------
     Long-term asset retirement obligation                               $388.3
                                                                         ======


O.   Employee Benefit Plans

     The company has both noncontributory and contributory defined-benefit retirement plans and company-sponsored contributory postretirement plans for health care and life insurance. Most employees are covered under the company's retirement plans, and substantially all U.S. employees may become eligible for the postretirement benefits if they reach retirement age while working for the company. During the first quarter of 2004, the company contributed $3.2 million to the U.S. nonqualified and foreign retirement plans, and $2.5 million to its U.S. postretirement plan. Kerr-McGee expects to contribute $2 million to its U.S. nonqualified retirement plans, $6.4 million to its foreign retirement plans and $14.4 to its U.S. postretirement plan during 2004. No contributions are expected in 2004 for the U.S. qualified retirement plan.

     In December 2003, the FASB issued FAS 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132 does not change the measurement or recognition provisions for pension and postretirement plans; however, certain additional disclosures are required by the new standard, including the interim disclosure below.

     Total costs recognized for employee retirement and postretirement benefit plans for the first quarter of 2004 and 2003 were as follows:

                                                                                                Postretirement
                                                                Retirement Plans             Health and Life Plans
                                                            ------------------------         ---------------------
                                                               Three Months Ended             Three Months Ended
                                                                   March 31,                      March 31,
                                                            ------------------------         ---------------------
     (Millions of dollars)                                   2004               2003         2004             2003
     -------------------------------------------------------------------------------------------------------------
     Net periodic cost -
      Service cost                                          $ 7.1             $  6.4         $ .7             $1.1
      Interest cost                                          18.2               18.2          4.7              5.4
      Expected return on plan assets                        (29.3)             (30.4)           -                -
      Net amortization -
         Prior service cost                                   2.1                2.2           .4               .1
         Net actuarial (gain) loss                            1.0               (2.5)          .7                -
                                                            -----              -----         ----             ----
             Total                                          $ (.9)            $ (6.1)        $6.5             $6.6
                                                            =====             ======         ====             ====

     The following assumptions were used in estimating the net periodic expense:

                                                    Three Months Ended                    Three Months Ended
                                                      March 31, 2004                         March 31, 2003
                                              ---------------------------------      -------------------------------
                                              United States       International      United States     International
     ---------------------------------------------------------------------------------------------------------------
     Discount rate                                      6.25%        5.25 - 5.5%              6.75%       5.5 - 5.75%
     Expected return on plan assets                      8.5        5.75 - 7.25               8.5         5.75 - 7.0
     Rate of compensation increases                      4.5          2.0 - 5.0               4.5          2.5 - 6.5

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

     Because of various uncertainties surrounding Kerr-McGee's response to this legislation and the appropriate accounting methodology for this event, the company has elected to defer financial recognition of the impact of this legislation until the FASB issues final accounting guidance. When issued, the final guidance could require the company to change previously reported information. This one-time deferral election is permitted under FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The net periodic postretirement benefit cost reflected above does not reflect the effects of the Act on the plan.


P.   Business Segments

     Following is a summary of revenues and operating profit for each of the company's business segments for the first quarter of 2004 and 2003.

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
     (Millions of dollars)                             2004               2003
     ---------------------------------------------------------------------------

     Revenues
      Exploration and production                     $  833.8          $  795.9
      Chemicals - Pigment                               252.4             253.3
      Chemicals - Other                                  30.0              50.3
                                                     --------          --------
                                                      1,116.2           1,099.5
      All other                                            .1                .1
                                                     --------          --------
          Total Revenues                             $1,116.3          $1,099.6
                                                     ========          ========

     Operating Profit (Loss)
      Exploration and production                     $  329.9          $  272.2
      Chemicals - Pigment                                 7.2               7.4
      Chemicals - Other                                  (6.8)            (10.0)
                                                     --------          --------
          Total Operating Profit                        330.3             269.6

     Other Expense                                      (87.3)            (99.5)
                                                     --------          --------

     Income from Continuing Operations
      Before Income Taxes                               243.0             170.1
     Provision for Income Taxes                         (90.8)            (65.9)
                                                     --------          --------

     Income from Continuing Operations                  152.2             104.2

     Discontinued Operations, Net of Income Taxes           -                .4

     Cumulative Effect of Change in Accounting
      Principle, Net of Income Taxes                        -             (34.7)
                                                     --------          --------

     Net Income                                      $  152.2          $   69.9
                                                     ========          ========


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Comparison of 2004 Results with 2003 Results

     First-quarter 2004 income from continuing operations totaled $152.2 million, compared with $104.2 million for the same 2003 period. Net income for the 2004 first quarter was $152.2 million, compared with 2003 first-quarter net income of $69.9 million.

     First-quarter 2004 operating profit was $330.3 million, compared with first-quarter 2003 operating profit of $269.6 million, an increase of $60.7 million between periods. Higher operating profit resulted primarily from higher realized oil and gas sales prices, slightly higher natural gas sales volumes and lower exploration costs, partially offset by lower crude oil sales volumes and higher other operating costs.

     The first-quarter 2004 other expense totaled $87.3 million, compared with expense of $99.5 million in the same 2003 period. The decrease is due in part to a decrease in environmental and litigation provisions of $13.7 million, lower net interest expense of $7.9 million, and a 2004 gain on sale of trading securities of $9 million, partially offset by a net foreign currency transaction loss of $2 million versus a net gain of $3.4 million in the same 2003 period and higher general and administrative costs of $6.8 million. The $7.9 million decrease in net interest expense between periods resulted primarily from lower average outstanding debt balances during the first quarter of 2004 as compared with the prior year, together with an increase in interest savings from the company's interest rate swap agreements.

     Income tax expense for the first quarter of 2004 was $90.8 million resulting in an effective tax rate of 37.4%, compared with $65.9 million, or 38.7%, in the same 2003 period.

     Segment Operations

     Exploration and Production

     Oil and gas sales revenues, production statistics and average prices from continuing operations are shown in the following table.

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                2004       2003
     ---------------------------------------------------------------------------

     Revenues -
       Crude oil and condensate sales                          $361.3     $405.4
       Natural gas sales                                        371.3      323.1
       Gas marketing activities                                  81.7       59.8
       Other                                                     19.5        7.6
                                                               ------     ------
                 Total                                         $833.8     $795.9
                                                               ======     ======

     Production -
       Crude oil and condensate (thousands of barrels per day)    143        165
       Natural gas (MMcf per day)                                 763        761

       Total equivalent barrels of oil (thousands of barrels
          per day)                                                270        292

     Average prices -
       Crude oil and condensate (per barrel) (a)               $27.30     $26.97
       Natural gas (per Mcf) (a)                               $ 5.35     $ 4.71

     (a) The effect of the company's oil and gas commodity hedging program is included in the average sales prices shown above. During the first quarter of 2004, hedging activity reduced the average sales price of crude oil and natural gas by $4.00 per barrel and $.12 per Mcf, respectively. For the first quarter of 2003, hedging activity reduced the average sales price of crude oil and natural gas by $4.08 per barrel and $.81 per Mcf, respectively.

     Crude Oil Revenues - Oil revenues declined $44.1 million in the first quarter of 2004 as compared to the same period in 2003, primarily as a result of lower production, offset in part by slightly higher realized oil prices. The average realized price for oil improved $0.33 per barrel, resulting in an increase of $4.2 million in oil revenues, while lower oil production reduced revenues by $48.3 million.

     The oil production decline was primarily due to the 2003 divestiture of various noncore properties combined with lower production generated in the North Sea area. As part of the company's effort to improve the overall quality of its asset portfolio, targeting high-cost, noncore assets, 2003 property sales were completed in the U.S. onshore region, Gulf of Mexico shelf and the U.K. North Sea, as well as the South China Sea. In addition, production from new fields in the North Sea area, such as Tullich, contributed at peak rates in the first quarter of 2003. Production rates for these new fields declined for the same period in 2004.

     Natural Gas Revenues - Natural gas revenues increased by $48.2 million in the first quarter of 2004 compared with the same 2003 period as a result of a $0.64 per Mcf, or 14%, increase in the average realized price for natural gas. Gas production volumes of 763 MMcf per day were slightly above first quarter 2003 gas production rates. The Gunnison field in the deepwater Gulf of Mexico, which began production late in the fourth quarter of 2003, helped offset production declines that resulted from divestiture activities and other U.S onshore field declines.

     Operating Profit - Revenues, operating costs and expenses, and marketing activities associated with the exploration and production segment are shown in the following table.

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                        2004              2003
     ---------------------------------------------------------------------------

     Revenues, excluding marketing revenues            $752.1            $736.1
                                                       ------            ------
     Operating costs and expenses:
        Lifting Costs:
          Lease Operating Expense                      $ 88.9            $ 87.9
          Production Taxes                               15.1              14.4
                                                       ------            ------
                  Total Lifting Costs                   104.0             102.3

     Depreciation and Depletion                         161.7             156.7
     Accretion Expense                                    6.6               6.2
     Impairments on Assets Held for Use                  13.2               5.1
     Loss (Gain) on Assets Held for Sale                  3.4              (5.2)
     General and Administrative Expense                  31.2              22.0
     Transportation Expense                              26.8              21.7
     Exploration Expense                                 50.6             140.5
     Gas Gathering, Pipeline and Other Expenses          24.9              15.8
                                                       ------            ------
        Total Operating Costs and Expenses              422.4             465.1
                                                       ------            ------
          Net, excluding marketing activities           329.7             271.0
     Marketing - Gas Marketing Revenues                  81.7              59.8
     Marketing - Gas Purchase Costs (including
       transportation)                                  (81.5)            (58.6)
                                                       ------            ------

             Total Operating Profit                    $329.9            $272.2
                                                       ======            ======

     Lease Operating Expense - Lease operating expense was $88.9 million in the first quarter of 2004, a $1 million increase over the first quarter of 2003. On a per-unit basis, lease operating expense increased by 8% from $3.32 per BOE in 2003 to $3.58 per BOE in 2004. The increase is a result of higher lease operating expenses in the Gulf of Mexico relating primarily to the Gunnison development and additional well work-over activity in the Rocky Mountain Wattenberg field, as well as higher U.K. expenses due to the impact of foreign currency exchange rates on expenses. These increases are offset in part by lower operating expenses in the U.S. onshore and international areas due to the divestiture of noncore, high-cost properties.

     Transportation Costs - In the first quarter of 2004, transportation costs, representing the costs paid to third-party providers to transport oil and gas production, increased $5.1 million from the first quarter of 2003. The increase in transportation expense resulted from higher transportation costs associated with new deepwater Gulf of Mexico producing fields, as well as increased costs in the U.K. North Sea.

     Depreciation, Depletion and Amortization (DD&A) - DD&A expense increased $5 million in the first quarter of 2004, representing a 3% increase over the same 2003 period. On a per-unit basis, DD&A increased from $5.93 per BOE in 2003 to $6.52 per BOE in 2004. Higher DD&A unit costs resulted primarily from increases in the U.K. North Sea area due to a reduction in the expected life-of-field facility salvage values on certain fields. In addition, first quarter DD&A expense in the U.K. North Sea was impacted by downward revisions of oil and gas reserves on certain fields which occurred at year-end 2003.

     General and Administrative Expenses - General and administrative expenses were higher in the first quarter of 2004, increasing by $9.2 million over the same period in 2003. The increase is primarily the result of higher employee-based compensation and pension costs, together with lower overhead charge-outs for U.S. onshore properties due to 2003 divestitures.

     Exploration Expense - Exploration expense decreased by $89.9 million in the first quarter of 2004 compared with 2003, primarily as a result of lower dry hole costs of $96.5 million and lower amortization of nonproducing leasehold expense of $4.3 million. Partially offsetting these decreases were higher geological and geophysical project costs of $8.4 million and additional exploration staffing expense of $3 million. Exploration staffing levels were increased during 2003 in support of the company's worldwide exploration efforts and continued development of the company's high potential prospect inventory.

     Capitalized costs associated with exploratory wells may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered. At March 31, 2004, the company had capitalized costs of approximately $157 million associated with such ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Alaska and China.

     Asset Impairments and Gain (Loss) on Sale of Assets - Kerr-McGee records impairment losses when performance analysis indicates that future net cash flows from production will not be sufficient to recover the carrying amounts of the related assets. In general, such write-downs often occur on mature properties that are nearing the end of their productive lives or cease production sooner than anticipated. Asset impairment losses recorded in the first quarter of 2004 associated with assets held for use totaled $13.2 million. The 2004 impairments related primarily to a U.S. Gulf of Mexico field that experienced premature water breakthrough and ceased production sooner than expected. Asset impairment losses in the first quarter 2003 totaled $5.1 million. For a discussion regarding the status of the company's Leadon field in the U.K. North Sea, see Note C to the accompanying Consolidated Financial Statements.

     The company recognized a loss on sale of assets of $3.4 million in the first quarter of 2004 associated primarily with oil and gas properties held for sale in the U.S. Gulf of Mexico shelf. From time to time, the company may identify other oil and gas properties to be disposed of that are considered noncore or nearing the end of their productive lives.

     Gas Marketing Activities - In the Rocky Mountain producing area, Kerr-McGee purchases third-party natural gas for aggregation and sale with the company's own production from the Wattenberg field in Colorado. In addition, Kerr-McGee has purchased transportation capacity to markets in the Midwest to facilitate sale of its natural gas in market regions outside the immediate vicinity of its production. This activity began with the company's acquisition of HS Resources in August 2001 and has increased since that time.

     Marketing revenue increased $21.9 million in the first quarter of 2004 compared with the same period in 2003. The increase is primarily the result of higher purchase and resale of natural gas in the Rocky Mountain area and higher natural gas prices. Gas purchase costs increased $22.9 million for the same period.

     Chemicals - Pigment

     Operating profit for the first quarter of 2004 was $7.2 million on revenues of $252.4 million, compared with operating profit of $7.4 million on revenues of $253.3 million for the same 2003 period. Average selling prices increased 2% due to stronger foreign currencies between periods while total revenues decreased $0.9 million due to slightly lower sales volumes. Pricing gains over the prior-year quarter were offset by manufacturing cost increases, also due to stronger foreign currencies and increased operating expenses.

     In January, the company began production through a new high productivity oxidation line at its Savannah plant. It is expected that once fully commissioned, this process will allow for improved manufacturing efficiencies, lower operating expenses and lower capital requirements. Separately, during the quarter the company idled one of two sulfate production lines at its Savannah facility due to high inventory levels.

     The company will continue to evaluate the performance of the new oxidation line and by the latter part of 2004 will have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities. This reconfiguration could include redeployment of certain assets, idling of certain assets and reduction of the future useful life of other assets, resulting in the acceleration of depreciation expense.

     Chemicals - Other

     Operating loss in the 2004 first quarter was $6.8 million on revenues of $30 million, compared with an operating loss of $10 million on revenues of $50.3 million in the same 2003 period. The decrease in revenues from the prior-year quarter was primarily due to the exit of the forest products business. The decrease in operating loss was primarily due to a 2003 net environmental provision of $11 million for ammonium perchlorate related to the company's Henderson, Nevada, operations (see Note M). This was offset in part by increased charges of $5.3 million in 2004 for the forest products operations related to increases in dismantlement and environmental costs, combined with operating losses in the electrolytic operations of $2.4 million.

     The company's Henderson, Nevada, manufacturing plant, which had been temporarily shut down in the third quarter of 2003, resumed operations in December 2003 as demand for U.S. electrolytic manganese dioxide (EMD) product increased. The company withdrew its previously filed EMD anti-dumping petition in February 2004 as market conditions improved.

     Financial Condition

     At March 31, 2004, the company's net working capital position was a negative $371.6 million, compared with a negative $235.5 million at March 31, 2003, and a negative $475.1 million at December 31, 2003. The current ratio was .8 to 1 at March 31, 2004, December 31, 2003, and March 31, 2003. The negative working capital position is not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has sufficient unused lines of credit and revolving credit facilities, as discussed below. Current asset balances are minimized to lower borrowing costs.

     The company's percentage of net debt (debt less cash) to capitalization was 56% at March 31, 2004, compared with 57% at December 31, 2003 and 59% at March 31, 2003. The decrease from December 31, 2003, resulted primarily from reduced debt balances and an increase in stockholders' equity for the period. The company had unused lines of credit and revolving credit facilities of $1.4 billion at March 31, 2004. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS. Currently, the size of the company's commercial paper program totals $1.2 billion, which can be issued based on market conditions. Long-term debt obligations due within one year of $475.7 million consist primarily of $145 million, 8.375% notes due July 15, 2004 and $330.3 million (face value), 5 1/2% notes exchangeable for common stock due August 2, 2004. As discussed below, the notes exchangeable for common stock may be settled in either Devon stock or, at the company's option, an equivalent amount of cash.

     As of March 31, 2004, the company's senior unsecured debt was rated BBB by Standard & Poor's and Fitch and Baa3 by Moody's. The company believes that it has the ability to provide for its operational needs and its long- and short-term capital programs through its operating cash flow (partially protected by the company's hedging program), borrowing capacity and ability to raise capital. Should operating cash flow decline, the company may reduce its capital expenditures program, borrow under its commercial paper program and/or consider selective long-term borrowings or equity issuances. Kerr-McGee's commercial paper programs are backed by the revolving credit facilities currently in place.

     The company holds derivative financial instruments that require margin deposits if unrealized losses exceed limits established with individual counterparty institutions. From time to time, the company may be required to advance cash to its counterparties to satisfy margin deposit requirements. Between January 1, 2004 and May 6, 2004, margin calls totaled $12.3 million, of which $7.6 million had been refunded to the company and $4.7 million remained outstanding as of May 6, 2004.

     The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, which allow each holder to receive between .85 and 1.0 share of Devon common stock or, at the company's option, an equivalent amount of cash at maturity in August 2004. As of April 30, 2004, Devon common stock was trading at $61.20 per share. Embedded options in the DECS provide the company a floor price on Devon's common stock of $33.19 per share (the put option). The company also has the right to retain up to 15% of the shares if Devon's stock price is greater than $39.16 per share (the DECS holders have an embedded call option on 85% of the shares). If Devon's stock price at maturity is greater than $33.19 per share but less than $39.16 per share, the company's right to retain Devon stock will be reduced proportionately. The company is not entitled to retain any Devon stock if the price of Devon stock at maturity is less than or equal to $33.19 per share. Using the Black-Scholes valuation model, the company recognizes any gains or losses resulting from changes in the fair value of the put and call options in other income. At March 31, 2004 and December 31, 2003, the net liability fair value of the embedded put and call options was $161.3 million and $154.9 million, respectively. The company recorded losses of $6.4 million and $16.2 million during the three months ended March 31, 2004 and 2003, respectively, in other income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decease in the market value of the Devon stock classified as trading. The fair value of the 8.4 million shares of Devon classified as trading securities was $490.5 million at March 31, 2004, and $483 million at December 31, 2003. During the first quarter of 2004 and 2003, the company recorded unrealized gains of $7.5 million and $19.6 million, respectively, in other income for the changes in fair value of the Devon shares classified as trading. The company also held certain Devon shares classified as available-for-sale securities, which were partially liquidated in December 2003, with the remaining shares sold in January 2004. The available-for-sale Devon shares were in excess of the number of shares the company believes will be required to extinguish the DECS; however, should the price of Devon stock fall below $39.16 per share at the maturity of the DECS, the company would be required to either purchase additional Devon shares to settle the DECS or settle a portion of the DECS with cash. The DECS and the derivative liability associated with the call option are classified as current liabilities in the Consolidated Balance Sheet as of March 31, 2004 and December 31, 2003.

     Operating activities provided net cash of $274.6 million in the first three months of 2004, compared with $321.7 million for the same 2003 period. The $47.1 million decrease in operating cash flow between periods resulted in part from a $28.9 million increase in taxes and interest paid during the first quarter of 2004. The remaining decrease resulted from other working capital changes. For the first quarter of 2004, capital spending, including dry hole costs, totaled $169.8 million and dividends paid totaled $45.4 million, which compares with $274.6 million of net cash provided by operating activities during the same period. Excess operating cash flow, proceeds from the sale of Devon stock of $38.9 million and other cash inflows were used to fund the company's net reduction in long-term debt of $102 million in the 2004 first quarter.

     Capital expenditures for the first three months of 2004, excluding dry hole costs, totaled $161.7 million, compared with $201.4 million for the comparable prior-year period. Exploration and production expenditures were 85% of the first quarter 2004 total expenditures. Chemical - pigment expenditures were 12% of the total, while chemical - other and corporate incurred the remaining 3% of the first-quarter 2004 expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

     On April 7, 2004, the company announced plans to merge with Westport Resources Corporation (Westport) in a transaction valued at approximately $3.4 billion. The merger agreement, unanimously approved by the board of directors of both companies, provides that Westport stockholders will receive .71 shares of Kerr-McGee common stock for each common share of Westport. As a result, Kerr-McGee expects to issue approximately 49 million new shares to Westport's stockholders (including shares that may be issued upon exercise of outstanding stock options). The transaction is subject to approval by the stockholders of both companies, as well as other customary closing conditions. If approved, the transaction is expected to be consummated in the third quarter of 2004, shortly after the companies' respective stockholder meetings.

     Westport's December 31, 2003 proved oil and gas reserves totaled 297 million barrels of oil equivalent, consisting primarily of natural gas reserves located in North America. Kerr-McGee believes the merger will create a more balanced portfolio of oil and gas assets for future growth by combining Westport's lower-risk, predominantly U.S. onshore properties with Kerr-McGee's existing asset portfolio.

     In connection with the proposed Westport merger, Kerr-McGee will assume Westport's outstanding debt on the effective date of the merger. As of December 31, 2003, Westport's long-term debt consisted of $700 million face value, 8 1/4% Senior Subordinated Notes due 2011 and $262 million outstanding under Westport's revolving credit facility. Following completion of the merger, Kerr-McGee is considering calling Westport's 8 1/4% Senior Subordinated Notes and issuing Kerr-McGee debt in a similar amount. Kerr-McGee's decision to pursue such transactions will depend, in part, on prevailing interest rates and market conditions following completion of the merger, and there can be no assurance that the company will pursue such transactions.


     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The company is exposed to market risk fluctuations in crude oil and natural gas prices. To increase the predictability of its cash flows and support capital expenditure plans, the company initiated a hedging program in 2002 and periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of the company's oil and gas production in the future. At March 31, 2004, the company had outstanding contracts to hedge a total of 13.8 million barrels of North Sea crude oil production, 14.2 million barrels of domestic crude oil production and 157.2 million MMBtu of domestic natural gas production for the period from April through December 2004. The net liability fair value of the hedge contracts outstanding at March 31, 2004, was $59.7 million for North Sea crude oil, $79.4 million for domestic crude oil and $172.8 million for domestic natural gas.

     At March 31, 2004, the following commodity-related derivative contracts were outstanding related to the company's 2004 hedging program:

                                                                                         Average
                                                                                           Daily            Average
     Contract Type (1)                                                Period              Volume              Price
     --------------------------------------------------------------------------------------------------------------
     Natural Gas Hedges                                                                    MMBtu            $/MMBtu
     ------------------                                                                    -----            -------

     Fixed-price swaps (NYMEX)                                     Q2 - 2004             565,000              $4.74
                                                               Q3, Q4 - 2004             575,000              $4.75

     Basis swaps (CIG and Northwest)                           Q2, Q3 - 2004              55,000              $.047
                                                                   Q4 - 2004              41,739              $.038

     Crude Oil Hedges                                                                        Bbl              $/Bbl
     ----------------                                                                        ---              -----

     Fixed-price swaps (WTI)                                       Q2 - 2004              54,300             $28.23
                                                                   Q3 - 2004              50,915             $27.75
                                                                   Q4 - 2004              50,015             $28.29

     Fixed-price swaps (Brent)                                     Q2 - 2004              51,800             $26.27
                                                                   Q3 - 2004              46,850             $26.45
                                                                   Q4 - 2004              52,000             $26.71

     Natural Gas (non-hedge contracts)
     ---------------------------------
     Basis swaps (Northwest)                                            2005              35,000              $0.31
                                                                        2006              35,000              $0.31
                                                                        2007              35,000              $0.31
                                                                        2008              17,473              $0.25


     (1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.

     Prior to entering into the merger agreement with Westport, Kerr-McGee entered into additional financial derivative transactions relating to specified amounts of projected 2004, 2005 and 2006 crude oil and natural gas production volumes. From March 31, 2004 through April 6, 2004, the following derivative contracts were added.

                                                                                       Average
                                                                                         Daily              Average
     Contract Type (1)                                              Period              Volume                Price
     --------------------------------------------------------------------------------------------------------------

     Natural Gas Hedges                                                                  MMBtu              $/MMBtu
     ------------------                                                                  -----              -------

     Fixed-price swaps (NYMEX)                           Aug. - Sept. 2004              61,967                $5.96
                                                                 Q4 - 2004              93,207                $5.96

     Costless collars (NYMEX)                                         2005             280,000        $5.00 - $6.25
                                                                      2006             340,000        $4.75 - $5.51

     Crude Oil Hedges                                                                      Bbl                $/Bbl
     ----------------                                                                      ---                -----

     Fixed-price swaps (WTI)                                     Aug. 2004               5,000               $32.60
                                                         Sept. - Dec. 2004               9,000               $32.60

     Costless collars (WTI)                                           2005              14,000      $28.50 - $31.89
                                                                      2006              19,000      $27.00 - $30.58

     Natural Gas (non-hedge contracts)                                                   MMBtu              $/MMBtu
     ---------------------------------                                                   -----              -------

     Fixed-price swaps (NYMEX) (2)                       Aug. - Sept. 2004             123,033                $5.96
                                                                 Q4 - 2004              91,793                $5.96

     Crude Oil (non-hedge contracts)                                                       Bbl                $/Bbl
     -------------------------------                                                       ---                -----

     Fixed-price swaps (WTI) (2)                               Aug. - 2004               4,000               $32.60

     (1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.

     (2) These 2004 swaps will be treated as non-hedge derivatives since Kerr-McGee's U.S. production from August - December 2004 (excluding Westport volumes) is either already hedged or, in the case of Rocky Mountain production, does not have corresponding basis swaps in place to make the hedges highly effective. As a result, even though these derivatives effectively reduce commodity price risk for the combined company's expected production, Kerr-McGee will recognize mark-to-market gains and losses in earnings for the non-hedge quantities through the end of 2004 (or until such time as the derivatives qualify for hedge accounting treatment) rather than deferring such amounts in other comprehensive income. For purposes of Kerr-McGee's 2004 annual results, this interim period mark-to-market accounting merely represents a timing difference since, under either approach, all gains and losses on the swaps will be recognized in earnings by year end.

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

     Following are the notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated contract values for open contracts at March 31, 2004 to purchase (sell) foreign currencies. Contract values are based on the estimated forward exchange rates in effect at quarter-end. All amounts are U.S. dollar equivalents.

                                                                                                          Estimated
     (Millions of dollars,                            Notional           Weighted-Average                  Contract
     except average contract rates)                     Amount              Contract Rate                     Value
     --------------------------------------------------------------------------------------------------------------
     Open contracts at March 31, 2004 -
         Maturing in 2004 -
              British pound sterling                   $ 178.6                     1.6903                    $189.4
              Australian dollar                           28.2                      .5359                      38.5
              Euro                                      (103.7)                    1.1939                     (93.4)
              British pound sterling                       (.8)                    1.7863                       (.8)
              New Zealand dollar                           (.7)                     .6535                       (.7)
              Japanese yen                                 (.7)                     .0090                       (.8)
         Maturing in 2005 -
              British pound sterling                      76.7                     1.5995                      83.7


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


                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.


        (a) In 2002, Tiwest Pty Ltd, an Australian joint venture that produces titanium dioxide and in which Chemical indirectly has a 50% interest, received a complaint and notice of violation from the Department of Environmental Waters and Catchment Protection in Western Australia alleging violations of the Environmental Protection Act (1986). This matter concerned an alleged chlorine release at the facility. Tiwest defended the proceeding in the Court of Petty Sessions, Perth, Western Australia, and on March 26, 2004, the Court found in favor of Tiwest. Accordingly, this matter has been resolved, subject to any appeal of the Court's decision.

        (b) For a discussion of other legal proceedings and contingencies, reference is made to Note M to the Consolidated Financial Statements included in Part I, Item 1. of this Form 10-Q, which is incorporated herein by reference.


     Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits -

            Exhibit No
            ----------

                   2.1 Agreement and Plan of Merger, dated as of April 6, 2004, among Kerr-McGee Corporation, Kerr-McGee (Nevada) LLC and Westport Resources Corporation, filed as
                         Exhibit 99.1 to the company's Current Report on Form 8-K dated April 8, 2004, and incorporated herein by reference.

                   3.1 Amended and restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

                   3.2 Amended and restated Bylaws of Kerr-McGee Corporation, filed as Exhibit 3.2 to the company's Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by reference.

                  10.1 Voting Agreement, dated as of April 6, 2004, among Kerr-McGee Corporation, Belfer Corp., Renee Holdings Partnership, L.P., Vantz Limited Partnership, LDB Two Corp., Belfer Two Corp., Liz Partners, L.P., filed as
                         Exhibit 99.2 to the company's Current Report on Form 8-K dated April 8, 2004, and incorporated herein by reference.

                  10.2 Voting Agreement, dated as of April 6, 2004, among Kerr-McGee Corporation and EQT Investments, LLC., filed as Exhibit 99.3 to the company's Current Report on Form 8-K dated April 8, 2004, and incorporated herein by reference.

                  10.3 Voting Agreement, dated as of April 6, 2004, among Kerr-McGee Corporation and Medicor Foundation, filed as
                         Exhibit 99.4 to the company's Current Report on Form 8-K dated April 8, 2004, and incorporated herein by reference.

                  10.4 Voting Agreement, dated as of April 6, 2004, among Kerr-McGee Corporation and Westport Energy LLC., filed as Exhibit 99.5 to the company's Current Report on Form 8-K dated April 8, 2004, and incorporated herein by reference.

                  10.5 Voting Agreement, dated as of April 6, 2004, among Kerr-McGee Corporation and Donald D. Wolf, filed as
                         Exhibit 99.6 to the company's Current Report on Form 8-K dated April 8, 2004, and incorporated herein by reference.

                  10.6 Registration Rights Agreement, dated as of April 6, 2004, among Kerr-McGee Corporation, Westport Energy LLC, Medicor Foundation and EQT Investments, LLC, filed as Exhibit 99.7 to the company's Current Report on Form 8-K dated April 8, 2004, and incorporated herein by reference.

            Exhibit No
            ----------

                  31.1 Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


        (b) Reports on Form 8-K -

            The following Current Reports on Form 8-K were filed by the company during the quarter ended March 31, 2004:

                  o Current Report dated January 21, 2004, announcing a conference call to discuss the company's fourth-quarter 2003 financial and operating results, and expectations for the future.

                  o Current Report dated January 28, 2004, announcing a security analyst meeting to discuss the company's financial and operating results for 2003 and certain expectations for oil and natural gas production volumes for the year 2004.

                  o Current Report dated January 28, 2004, announcing the company had posted on its website a table containing hedge guidance for 2003 and 2004 oil and gas derivative instruments.

                  o Current Report dated January 28, 2004, announcing the company had posted on its website a table containing a reconciliation of GAAP to Adjusted Net Income for the year-to-date and quarterly fiscal periods ended December 31, 2003.

                  o Current Report dated January 28, 2004, announcing the company's fourth-quarter 2003 earnings.

                  o Current Report dated January 30, 2004, announcing that the company would present at the Credit Suisse First Boston Energy Conference on February 4, 2004.

                  o Current Report dated February 11, 2004, announcing that the company will webcast its executive briefing for investors and security analysts on February 18, 2004.

                  o Current Report dated February 19, 2004, announcing a conference call to discuss the company's interim first-quarter 2004 financial and operating activities, and expectations for the future.

                  o Current Report dated March 19, 2004, announcing a conference call to discuss the company's interim first-quarter 2004 financial and operating activities, and expectations for the future.

                  o Current Report dated March 24, 2004, announcing that the company would present at the Howard Weil Energy Conference on March 29, 2004.




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   KERR-McGEE CORPORATION

     Date:  May 7, 2004                       By:  /s/ John M. Rauh
            -----------                            -----------------------------
                                                   John M. Rauh
                                                   Vice President and Controller
                                                   and Chief Accounting Officer