Form 10-Q
period 2004-06-30
KERR MCGEE CORP /DE
filed 2004-08-06
CIK 1141185

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period from _____ to _____

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

Yes    X        No
     -----         -----

Number of shares of common stock,  $1.00 par value,  outstanding  as of July 31,
2004:   150,996,605.

                             KERR-McGEE CORPORATION


                                      INDEX


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                               PAGE
                                                                            ----

         Consolidated Statement of Income for the Three and
         Six Months Ended June 30, 2004 and 2003                               1

         Consolidated Balance Sheet at June 30, 2004 and
         December 31, 2003                                                     2

         Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 2004 and 2003                                   3

         Notes to Consolidated Financial Statements                            4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            34

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           43

Item 4.  Controls and Procedures                                              46

Forward-Looking Information                                                   46


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    47

Item 4.  Submission of Matters to a Vote of Security Holders                  47

Item 6.  Exhibits and Reports on Form 8-K                                     47

SIGNATURE                                                                     50

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                                              Three Months             Six Months
                                                                                 Ended                   Ended
                                                                                June 30,                June 30,
                                                                          --------------------    --------------------
(Millions of dollars, except per-share amounts)                               2004        2003        2004        2003
----------------------------------------------------------------------------------------------------------------------

Revenues                                                                  $1,097.1    $1,052.6    $2,213.4    $2,152.2
                                                                          --------    --------    --------    --------

Costs and Expenses
  Costs and operating expenses                                               432.6       439.1       835.6       823.5
  Selling, general and administrative expenses                                80.1        79.1       163.7       150.0
  Shipping and handling expenses                                              38.4        35.0        76.1        67.0
  Depreciation and depletion                                                 191.0       193.0       381.3       382.6
  Accretion expense                                                            6.8         6.3        13.4        12.5
  Impairments on assets held for use                                           1.1           -        14.3         5.1
  Loss (gain) associated with assets held for sale                             3.9         (.5)        7.3        (5.7)
  Exploration, including dry holes and amortization of
    undeveloped leases                                                        65.5        66.6       116.1       207.1
  Taxes, other than income taxes                                              28.6        21.0        57.0        46.4
  Provision for environmental remediation and restoration,
    net of reimbursements                                                      7.4         1.9         6.6        19.2
  Interest and debt expense                                                   55.7        63.4       112.7       128.4
                                                                          --------    --------    --------    --------
      Total Costs and Expenses                                               911.1       904.9     1,784.1     1,836.1
                                                                          --------    --------    --------    --------

                                                                             186.0       147.7       429.3       316.1
Other Expense                                                                 (7.0)      (26.9)       (7.3)      (25.2)
                                                                          --------    --------    --------    --------

Income from Continuing Operations before Income Taxes                        179.0       120.8       422.0       290.9
Provision for Income Taxes                                                   (68.4)      (51.0)     (159.2)     (116.9)
                                                                          --------    --------    --------    --------

Income from Continuing Operations                                            110.6        69.8       262.8       174.0
Income (Loss) from Discontinued Operations
  (net of income tax provision)                                                  -         (.2)          -          .2
Cumulative Effect of Change in Accounting Principle (net of benefit
  for income taxes of $18.2)                                                     -           -           -       (34.7)
                                                                          --------    --------    --------    --------

Net Income                                                                $  110.6    $   69.6    $  262.8    $  139.5
                                                                          ========    ========    ========    ========

Income (Loss) per Common Share
  Basic -
    Continuing operations                                                 $   1.07    $    .70    $   2.58    $   1.73
    Discontinued operations                                                      -           -           -           -
    Cumulative effect of change in accounting principle                          -           -           -        (.34)
                                                                          --------    --------    --------    --------

      Total                                                               $   1.07    $    .70    $   2.58    $   1.39
                                                                          ========    ========    ========    ========
  Diluted -
    Continuing operations                                                 $   1.01    $    .68    $   2.42    $   1.67
    Discontinued operations                                                      -           -           -           -
    Cumulative effect of change in accounting principle                          -           -           -        (.31)
                                                                          --------    --------    --------    --------

      Total                                                               $   1.01    $    .68    $   2.42    $   1.36
                                                                          ========    ========    ========    ========

Dividends Declared per Common Share                                       $    .45    $    .45    $    .90    $    .90
                                                                          ========    ========    ========    ========


The accompanying notes are an integral part of this statement.


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        June 30,       December 31,
(Millions of dollars)                                                                       2004               2003
-------------------------------------------------------------------------------------------------------------------

ASSETS
------
Current Assets
  Cash                                                                                 $   104.7          $   142.0
  Accounts receivable                                                                      717.3              583.3
  Inventories                                                                              404.7              393.4
  Investment in equity securities                                                          556.7              509.8
  Deposits, prepaid expenses and other assets                                              145.9              127.6
  Deferred income taxes                                                                    206.4               76.0
  Current assets associated with properties held for disposal                                  -                 .4
                                                                                       ---------          ---------
    Total Current Assets                                                                 2,135.7            1,832.5
                                                                                       ---------          ---------

Property, Plant and Equipment                                                           18,302.5           14,273.1
  Less reserves for depreciation, depletion and amortization                            (7,486.8)          (6,870.2)
                                                                                       ---------          ---------
                                                                                        10,815.7            7,402.9
                                                                                       ---------          ---------

Investments and Other Assets                                                               653.3              628.9
Goodwill                                                                                 1,196.9              357.3
Long-Term Assets Associated with Properties Held for Disposal                                1.3               28.3
                                                                                       ---------          ---------

    Total Assets                                                                       $14,802.9          $10,249.9
                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Accounts payable                                                                     $   477.2          $   475.5
  Long-term debt due within one year                                                       827.7              574.3
  Taxes on income                                                                           80.2              126.6
  Taxes, other than income taxes                                                            70.1               36.5
  Derivative liabilities                                                                   820.5              354.2
  Accrued liabilities                                                                      726.1              664.5
                                                                                       ---------          ---------
    Total Current Liabilities                                                            3,001.8            2,231.6
                                                                                       ---------          ---------

Long-Term Debt                                                                           3,528.0            3,081.2
                                                                                       ---------          ---------

Deferred Income Taxes                                                                    2,056.6            1,334.7
Asset Retirement Obligations                                                               473.5              384.6
Other Liabilities and Deferred Credits                                                     665.7              566.0
Long-Term Liabilities Associated with Properties Held for Disposal                            .5               16.0
                                                                                       ---------          ---------
                                                                                         3,196.3            2,301.3
                                                                                       ---------          ---------
Stockholders' Equity
  Common stock, par value $1 - 300,000,000 shares
    authorized, 150,557,481 shares issued at 6-30-04
    and 100,892,354 shares issued at 12-31-03                                              150.6              100.9
  Capital in excess of par value                                                         4,144.4            1,708.3
  Preferred stock purchase rights                                                            1.0                1.0
  Retained earnings                                                                      1,098.9              927.2
  Accumulated other comprehensive loss                                                    (244.9)             (45.4)
  Common shares in treasury, at cost - 105,462 shares
    at 6-30-04 and 31,924 at 12-31-03                                                       (5.3)              (1.6)
  Deferred compensation                                                                    (67.9)             (54.6)
                                                                                       ---------          ---------
    Total Stockholders' Equity                                                           5,076.8            2,635.8
                                                                                       ---------          ---------

    Total Liabilities and Stockholders' Equity                                         $14,802.9          $10,249.9
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


                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Six Months Ended
                                                                         June 30,
                                                                 -------------------------
(Millions of dollars)                                               2004              2003
------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                                       $ 262.8           $ 139.5
Adjustments to reconcile net income to net cash
  provided by operating activities -
    Depreciation, depletion and amortization                       407.5             419.9
    Accretion expense                                               13.4              12.5
    Impairments on assets held for use                              14.3               5.1
    Loss associated with assets held for sale                        7.3                .5
    Dry hole costs                                                  26.1             128.2
    Deferred income taxes                                          110.6              80.8
    Provision for environmental remediation and
      restoration, net of reimbursements                             6.6              19.2
    Cumulative effect of change in accounting principle                -              34.7
    Noncash items affecting net income                              70.0              69.2
    Other net cash used in operating activities                   (211.2)           (144.7)
                                                                 -------           -------
      Net Cash Provided by Operating Activities                    707.4             764.9
                                                                 -------           -------

Investing Activities
--------------------
Capital expenditures                                              (432.9)           (517.9)
Dry hole costs                                                     (26.1)           (128.2)
Cash acquired in Westport acquisition (1)                           43.0                 -
Proceeds from sales of assets                                        3.3             195.9
Other investing activities                                          12.9             (14.8)
                                                                 -------           -------
      Net Cash Used in Investing Activities                       (399.8)           (465.0)
                                                                 -------           -------

Financing Activities
--------------------
Issuance of long-term debt                                          86.0              31.5
Repayment of long-term debt                                       (347.0)           (222.3)
Issuance of common stock                                             7.0                 -
Dividends paid                                                     (91.0)            (90.6)
Other financing activities                                             -               (.6)
                                                                 -------           -------
      Net Cash Used in Financing Activities                       (345.0)           (282.0)
                                                                 -------           -------

Effects of Exchange Rate Changes on Cash and Cash Equivalents         .1                .8
                                                                 -------           -------

Net Increase (Decrease) in Cash and Cash Equivalents               (37.3)             18.7

Cash and Cash Equivalents at Beginning of Period                   142.0              89.9
                                                                 -------           -------

Cash and Cash Equivalents at End of Period                       $ 104.7           $ 108.6
                                                                 =======           =======


(1) See Notes B and E for information regarding the business combination and related noncash investing and financing activities.


The accompanying notes are an integral part of this statement.

                 KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


A.   Basis of Presentation and Accounting Policies

     Basis of Presentation
     ---------------------

     The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of adjustments that are normal and recurring in nature, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

                                                                     Three                    Six
                                                                  Months Ended            Months Ended
                                                                    June 30,                June 30,
     (Millions of dollars,                                     -----------------        ----------------
     except per share amounts)                                   2004       2003          2004      2003
     ---------------------------------------------------------------------------------------------------
      Net income as reported                                   $110.6      $69.6        $262.8    $139.5
       Less stock-based compensation expense determined
         using a fair-value method, net of taxes                 (3.4)      (4.1)         (6.8)     (8.1)
                                                               ------      -----        ------    ------
     Pro forma net income                                      $107.2      $65.5        $256.0    $131.4
                                                               ======      =====        ======    ======

     Net income per share -
       Basic -
         As reported                                           $ 1.07  $     .70        $ 2.58    $ 1.39
         Pro forma                                               1.03        .65          2.51      1.31

     Diluted -
       As reported                                               1.01        .68          2.42      1.36
       Pro forma                                                  .98        .64          2.36      1.28

     Goodwill and Intangible Assets
     ------------------------------

     In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill and certain indefinite-lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual test for impairment was completed in the second quarter of 2004, with no impairment indicated. The amounts tested for impairment exclude goodwill and intangible assets recorded in connection with the company's June 25, 2004 acquisition of Westport Resources Corporation (Westport).

     Reclassifications
     -----------------

     Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. In the third quarter of 2003, the company began reporting in revenues the net marketing fee received from sales of nonequity North Sea crude oil marketed on behalf of other partners. Prior to the 2003 third quarter, the company reported purchases and sales of nonequity crude oil on a gross basis.


B.   Business Combination

     On June 25, 2004, Kerr-McGee completed its acquisition of Westport, an independent oil and gas exploration and production company with operations in the Rocky Mountain, Mid-Continent and Gulf Coast areas onshore U.S. and in the Gulf of Mexico. The acquisition increases Kerr-McGee's proved reserves by approximately 30%, bringing the combined company's total reserves as of December 31, 2003, to approximately 1.3 billion barrels of oil equivalent.

     On the effective date of the merger, each issued and outstanding share of Westport common stock was converted into .71 shares of Kerr-McGee common stock. As a result, Kerr-McGee issued 48.9 million shares of common stock to Westport's stockholders. The common stock exchanged in the merger was valued at $2.4 billion based on Kerr-McGee's weighted average stock price two days before and after April 7, 2004, the date the acquisition was publicly announced. Kerr-McGee also exchanged 1.9 million stock options for options held by Westport employees. The fair value of the vested options exchanged was $33.7 million, determined using the Black-Scholes option pricing model.

     The acquisition price, net of cash acquired of $43 million, totaled $4.5 billion, which includes the value of common stock and stock options exchanged, plus debt and other liabilities assumed, and merger costs. Kerr-McGee has reflected Westport's assets and liabilities in the company's balance sheet at June 30, 2004, and has included Westport's results of operations in the company's statement of income for the five-day period ending June 30, 2004. The purchase price was allocated preliminarily to specific assets and liabilities based on their estimated fair values at the date of acquisition, with $840 million recorded as goodwill and approximately $600 million recorded for deferred tax liabilities. Since the Westport acquisition closed at the end of the second quarter, certain data necessary to determine the fair values of the acquired assets and liabilities is not yet available including, but not limited to: final acquisition-date economic valuations of acquired proved and unproved oil and gas properties, data necessary for the identification and valuation of pre-acquisition contingencies, and tax return data providing the underlying tax bases of Westport's assets and liabilities at June 25, 2004. The company expects to complete its purchase price allocation later this year, at which time the preliminary allocation will be revised and goodwill will be adjusted accordingly.

     The strategic benefits of the merger and the principal factors that contributed to Kerr-McGee recognizing goodwill are as follows:

        o Provides complementary high-quality assets in core U.S. onshore and Gulf of Mexico regions
        o  Enhances the stability of high-margin production
        o  Expands low-risk exploitation opportunities
        o Increases free cash flow for Kerr-McGee's high-potential exploration opportunities
        o  Reduces leverage and enables greater financial flexibility
        o  Provides opportunities for synergies and related cost savings

     The pro forma information presented below has been prepared to give effect to the Westport acquisition as if it had occurred at the beginning of the periods presented. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions deemed appropriate by Kerr-McGee. If the Westport acquisition had occurred in the past, Kerr-McGee's operating results would have been different from those reflected in the pro forma information below; therefore, the pro forma information should not be relied upon as an indication of the operating results that Kerr-McGee would have achieved if the transactions had occurred on January 1, 2003. The pro forma information also should not be used as an indication of the future results that Kerr-McGee will achieve after the Westport acquisition.

                                                                                  Pro Forma Information
                                                                    --------------------------------------------
                                                                          Three Months            Six Months
                                                                             Ended                  Ended
                                                                            June 30,               June 30,
                                                                    --------------------    --------------------
     (Millions of dollars, except per-share amounts)                    2004        2003        2004        2003
     -----------------------------------------------------------------------------------------------------------
     Revenues                                                       $1,305.6    $1,227.6    $2,663.9    $2,508.2

     Income from Continuing Operations                                 136.5        78.0       323.7       198.4

     Net Income                                                        136.5        77.8       323.7       159.9

     Income per Common Share -
       Basic                                                        $    .91    $    .52    $   2.17    $   1.07
       Diluted                                                           .88         .55        2.08        1.06


C.   Derivatives

     The company is exposed to risk from fluctuations in crude oil and natural gas prices, foreign currency exchange rates, and interest rates. To reduce the impact of these risks on earnings and to increase the predictability of its cash flow, from time to time, the company enters into certain derivative contracts, primarily swaps and collars for a portion of its oil and gas production, forward contracts to buy and sell foreign currencies, and interest rate swaps.

     The following tables summarize the balance sheet presentation of the company's derivatives as of June 30, 2004 and December 31, 2003:

                                                                       As of June 30, 2004
                                                --------------------------------------------------------------------
                                                              Derivative Fair Value
                                                -------------------------------------------------
                                                Current      Long-Term      Current     Long-Term      Deferred Gain
                                                  Asset          Asset    Liability     Liability     (Loss) in AOCI(1)
                                                --------------------------------------------------------------------

     Oil and gas commodity derivatives -
       Kerr-McGee positions                       $16.6          $14.0      $(436.7)      $(101.6)           $(291.6)
       Acquired Westport positions                  2.7            3.1       (142.4)        (43.9)                 -

     Gas marketing-related derivatives             11.2            2.7        (11.0)         (2.7)                 -
     Foreign currency forward contracts            17.4            4.2         (3.6)            -               16.3
     Interest rate swaps                              -              -            -           3.6                  -
     DECS call option                                 -              -       (226.8)            -                  -
     Other                                          2.2            1.1            -             -                2.1
                                                  -----          -----      -------       -------            -------

          Total derivative contracts              $50.1          $25.1      $(820.5)      $(144.6)           $(273.2)
                                                  =====          =====      =======       =======            =======

                                                                     As of December 31, 2003
                                                --------------------------------------------------------------------
                                                             Derivative Fair Value
                                                -------------------------------------------------
                                                Current      Long-Term      Current     Long-Term      Deferred Gain
                                                  Asset          Asset    Liability     Liability     (Loss) in AOCI(1)
                                                --------------------------------------------------------------------

     Oil and gas commodity derivatives            $ 7.7          $14.9      $(181.3)        $   -            $(106.3)
     Gas marketing-related derivatives              8.0            2.1         (6.9)         (2.1)                 -
     Foreign currency forward contracts            28.0              -        (11.1)            -               17.0
     Interest rate swaps                              -              -            -          15.1                  -
     DECS call option                                 -              -       (154.9)            -                  -
     Other                                           .3             .5            -             -                 .5
                                                  -----          -----      -------         -----            -------

          Total derivative contracts              $44.0          $17.5      $(354.2)        $13.0            $ (88.8)
                                                  =====          =====      =======         =====            =======


(1) Amounts deferred in accumulated other comprehensive income (AOCI) are reflected net of tax.

     The following tables summarize the gain (loss) and classification of the company's financial derivative instruments in the Statement of Income for the three and six month periods ending June 30, 2004 and 2003:

                                                   Three Months Ended                       Six Months Ended
                                                      June 30, 2004                          June 30, 2004
                                             --------------------------------       ----------------------------------

                                                        Costs and       Other                    Costs and       Other
                                             Revenues    Expenses     Expense       Revenues      Expenses     Expense
                                             --------------------------------       ----------------------------------

     Hedge Activity:
       Oil and gas commodity derivatives      $(155.4)       $  -      $    -        $(216.8)        $   -      $    -
       Foreign currency contracts                  .3         4.1           -             .3           8.1           -
       Interest rate swaps                          -         5.0           -              -           9.3           -
       Other                                        -          .3           -              -            .3           -
                                              -------        ----      ------        -------         -----      ------
         Total hedging contracts               (155.1)        9.4           -         (216.5)         17.7           -
                                              -------        ----      ------        -------         -----      ------

     Nonhedge Activity:
       Oil and gas commodity derivatives
         Kerr-McGee positions                    (9.8)          -         2.6           (9.8)            -         2.2
         Acquired Westport positions             15.2           -           -           15.2             -           -
       Gas marketing-related derivatives          1.4           -           -            3.4             -         (.9)
       DECS call option                             -           -       (65.5)             -             -       (71.9)
       Other                                        -           -         (.2)             -             -         (.8)
                                              -------        ----      ------        -------         -----      ------
                                                  6.8           -       (63.1)           8.8             -       (71.4)
       Total nonhedge contracts               -------        ----      ------        -------         -----      ------

       Total derivative contracts             $(148.3)       $9.4      $(63.1)       $(207.7)        $17.7      $(71.4)
                                              =======        ====      ======        =======         =====      ======


                                                    Three Months Ended                       Six Months Ended
                                                       June 30, 2003                          June 30, 2003
                                             --------------------------------       ----------------------------------

                                                        Costs and       Other                    Costs and       Other
                                             Revenues    Expenses     Expense       Revenues      Expenses     Expense
                                             --------------------------------       ----------------------------------
     Hedge Activity:
       Oil and gas commodity derivatives       $(49.9)      $   -      $    -        $(166.6)        $   -      $    -
       Foreign currency contracts                   -         3.7           -              -           5.0           -
       Interest rate swaps                          -         2.8           -              -           5.5           -
                                               ------       -----      ------        -------         -----      ------
         Total hedging contracts                (49.9)        6.5           -         (166.6)         10.5           -
                                               ------       -----      ------        -------         -----      ------

     Nonhedge Activity:
       Oil and gas commodity derivatives            -           -         (.7)             -             -        (4.1)
       Gas marketing-related derivatives          1.1           -        (3.4)          (9.7)            -        (2.4)
       DECS call option                             -           -       (41.9)             -             -       (58.1)
       Other                                        -           -         (.2)             -             -         (.3)
                                               ------       -----      ------        -------         -----      ------
         Total nonhedge contracts                 1.1           -       (46.2)          (9.7)            -       (64.9)
                                               ------       -----      ------        -------         -----      ------

         Total derivative contracts            $(48.8)      $ 6.5      $(46.2)       $(176.3)        $10.5      $(64.9)
                                               ======       =====      ======        =======         =====      ======


     The company periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of its oil and gas production in the future. The fair value of these derivative instruments was determined based on prices actively quoted, generally NYMEX and Dated Brent prices. For derivative instruments qualifying as cash flow hedges, gains and losses are deferred in accumulated other comprehensive income and reclassified into earnings when the associated hedged production occurs. The company expects to reclassify deferred losses of $227.2 million into earnings during the next 12 months (assuming no further changes in the fair market value of the related contracts). Losses for hedge ineffectiveness are recognized as a reduction to revenues in the Consolidated Statement of Income and were not material for the three and six month periods ending June 30, 2004 and 2003.

     Between March 31, 2004 and April 6, 2004, Kerr-McGee entered into additional financial derivative instruments in the form of fixed-price swaps and costless collars relating to specified quantities of projected 2004-2006 production that was not already hedged. Certain crude oil and natural gas swaps covering the period from August to December 2004 were characterized initially as "nonhedge" derivatives in the second quarter of 2004, since Kerr-McGee's U.S. production (excluding Westport volumes) was either already hedged or, in the case of Rocky Mountain production, the company did not have sufficient basis swaps in place to ensure that the hedges would be highly effective. Consequently, Kerr-McGee recognized mark-to-market losses of $9.8 million in earnings during the second quarter associated with these derivatives. In July 2004, after the Westport merger closed and with sufficient oil and gas production now available, these swaps were designated as hedges and, as such, future realized gains and losses will be reflected in earnings when the hedged production is sold.

     In connection with the merger, Kerr-McGee recognized a $195.7 million net liability associated with Westport's existing commodity derivatives at the merger date (June 25, 2004). Some of these derivative instruments were designated as hedges in July 2004 in connection with the re-designation of Kerr-McGee's acquisition-related derivatives described above, while others do not qualify for hedge accounting treatment. As a result, Kerr-McGee recognized a mark-to-market gain of $15.2 million in earnings during the second quarter since the value of the net derivative liability had decreased to $180.5 million by June 30, 2004.

     Westport's derivatives in place at the merger date consisted of fixed-price oil and gas swaps, natural gas basis swaps, and costless and three-way collars. The fixed-price oil and gas swaps and natural gas basis swaps qualify for hedge accounting and were designated as hedges in July 2004. Accordingly, future realized gains and losses on those derivative instruments will be reflected in earnings when the hedged production is sold. However, the costless and three-way collars - each of which is in a net liability position - do not qualify for hedge accounting treatment under existing accounting standards because they represent "net written options" at the merger date. As a result, even though these collars effectively reduce commodity price risk for the combined company's production, Kerr-McGee will continue to recognize mark-to-market gains and losses in future earnings until the collars mature rather than defer such amounts in accumulated other comprehensive income. The net derivative liability associated with costless and three-way collars at June 30, 2004 was $71.1 million.

     In addition to the company's hedging program, Kerr-McGee Rocky Mountain Corp. holds certain gas basis swaps settling between 2004 and 2008. Through December 2003, the company treated these gas basis swaps as nonhedge derivatives, and changes in fair value were recognized in earnings. The company has designated those swaps settling in 2004 and 2005 as hedges since the basis swaps have now been coupled with natural gas fixed-price swaps, while the remainder settling between 2006 and 2008 will continue to be treated as nonhedge derivatives.

     The company's marketing subsidiary,  Kerr-McGee Energy Services Corporation
     (KMES) markets natural gas (including equity gas) in the Denver area. Contracts for the physical delivery of gas at fixed prices have not been designated as hedges and are marked-to-market through earnings. KMES has entered into natural gas swaps and basis swaps that offset its fixed-price risk on physical contracts and lock in the margins associated with the physical sale. The gains or losses on these derivative contracts, which also are marked-to-market through earnings, substantially offset the gains and losses from the fixed-price physical contracts.

     From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling, and sales of euro) have been designated and have qualified as cash flow hedges of the company's anticipated future cash flows related to pigment sales, operating costs, capital expenditures and raw material purchases. These forward contracts generally have durations of less than three years. Changes in the fair value of these contracts are recorded in accumulated other comprehensive loss and will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of sales revenues or operating costs, when the hedged assets are depreciated in the case of a hedge of capital expenditures and when finished inventory is sold in the case of a hedged raw material purchase). The company expects to reclassify net gains of approximately $7.9 million into earnings during the next 12 months, assuming no further changes in the fair value of the contracts. No hedges were discontinued during the first six months of 2004, and no ineffectiveness was recognized.

     In connection with the issuance of $350 million 5.375% notes due April 15, 2005, the company entered into an interest rate swap arrangement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus .875%. During February 2004, the company reviewed the composition of its outstanding debt and entered into additional interest rate swaps, converting an aggregate of $566 million in fixed-rate debt to variable-rate debt. Under the interest rate swaps, $150 million of 6.625% notes due October 15, 2007, will pay a variable rate of LIBOR plus 3.35%; $109 million of 8.125% notes due October 15, 2005, will pay a variable rate of LIBOR plus 5.86%; and $307 million of 5.875% notes due September 15, 2006, will pay a variable rate of LIBOR plus 3.1%. The company considers these swaps to be a hedge against the change in fair value of the related debt as a result of interest rate changes. Any gain or loss on the swaps is offset by a comparable gain or loss resulting from recording changes in the fair value of the related debt. The critical terms of the swaps match the terms of the debt; therefore, the swaps are considered highly effective and no hedge ineffectiveness has been recognized.

     The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, which allowed each holder to receive between .85 and 1.0 share of Devon common stock or, at the company's option, an equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provided the company a floor price on Devon's common stock of $33.19 per share (the put option). The company also had the right to retain up to 15% of the shares if Devon's stock price was greater than $39.16 per share (the DECS holders had an embedded call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognized any gains or losses resulting from changes in the fair value of the put and call options in other income. The fluctuation in the value of the put and call derivative financial instruments generally offset the increase or decease in the market value of the Devon stock classified as trading, which is also recognized in other income. The company recognized gains of $66.2 million and $43.7 million in the three month periods ending June 30, 2004 and 2003, respectively, related to the changes in market value of the Devon stock. In the corresponding six month periods, the company recognized gains on revaluation of the Devon stock of $73.7 million and $63.3 million, respectively. The DECS and the derivative liability associated with the call option are classified as current liabilities in the Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003. The DECS were settled on August 2, 2004, with the distribution of shares of Devon common stock.

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


D.   Discontinued Operations and Asset Impairments

     On March 31, 2003, the company completed the sale of its Kazakhstan operations for $168.6 million in cash, recognizing a loss on sale of $6.1 million in results from discontinued operations during the first quarter of 2003. In connection with this sale, the company recorded an $18.6 million settlement liability for the net cash flow of the Kazakhstan operations from the effective date of the transaction to the closing date. The settlement liability was paid during the third quarter of 2003. The net proceeds received by the company were used to reduce outstanding debt.

     Impairment losses totaling $14.3 million and $5.1 million were recognized during the first six months of 2004 and 2003, respectively, for certain assets used in operations that are not considered held for sale. The 2004 impairments related primarily to a U.S. Gulf of Mexico field that experienced premature water breakthrough and ceased production sooner than expected.

     The company continues to review its options with respect to its 100%-owned Leadon field and, particularly, the associated floating production, storage and offloading (FPSO) facility. Management presently intends to continue operating and producing the field until such time as the operating cash flow generated by the field does not support continued production or until a higher value option is identified. Given the significant value associated with the FPSO relative to the size of the entire project, the company will continue to pursue a long-term solution that achieves maximum value for Leadon - which may include disposing of the field, monetizing the FPSO by selling it as a development option for a third-party discovery, or redeployment in other company operations. As of June 30, 2004, the carrying value of the Leadon field assets totaled $358 million. Given the uncertainty concerning possible outcomes, it is reasonably possible that the company's estimate of future cash flows from the Leadon field and associated fair value could change in the near term due to, among other things, (i) unfavorable changes in commodity prices or operating costs,
     (ii) a production profile that declines more rapidly than currently anticipated, and/or (iii) unsuccessful results of marketing activities or failure to locate a strategic buyer (or suitable redeployment opportunity). Accordingly, management anticipates that the Leadon field will be subject to periodic impairment review until such time as the field is abandoned or sold. If future cash flows or fair value decrease from that presently estimated, an additional write-down of the Leadon field could occur in the future.

     Capitalized costs associated with exploratory wells may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered. At June 30, 2004, the company had capitalized costs of approximately $184 million associated with such ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Brazil, Alaska and China.

     In January 2004, the company announced the temporary idling of one line of its sulfate-process titanium dioxide pigment production facilities at the Savannah manufacturing plant, which is one of two sulfate-process trains operated by the company worldwide. The line was temporarily idled because of soft demand for sulfate-process titanium dioxide pigment. The sulfate line has remained idle, as the market conditions have not sufficiently improved. In addition, unanticipated cost issues associated with underperforming plant and equipment discovered after the company acquired the plant in 2000 have increased the cost profile of the plant from that initially anticipated. The company is currently performing market analyses and evaluating plant reconfiguration to explore means of best improving operating results, while also evaluating its strategic options with respect to the Savannah sulfate operations. During the second quarter, the company operated its new high-productivity oxidation line for chloride at the Savannah facility, which produced improved ore yields. The company is evaluating the performance of this new oxidation line and expects to have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities by the latter part of 2004. The possible reconfiguration of the Savannah site, if any, as well as any decisions regarding strategic options related to the sulfate operations, could include redeployment of certain assets, idling of certain assets and reduction of the future useful life of certain assets, resulting in the acceleration of depreciation expense and the recognition of other charges.


E.   Cash Flow Information

     Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
     (Millions of dollars)                                2004             2003
     ---------------------------------------------------------------------------

     Income tax payments                                $ 89.5           $ 64.9
     Less refunds received                                (3.3)           (14.8)
                                                        ------           ------
       Net income tax payments                          $ 86.2           $ 50.1
                                                        ======           ======

     Interest payments                                  $135.9           $119.0
                                                        ======           ======

     Noncash items affecting net income included in the reconciliation of net income to net cash provided by operating activities include the following:

                                                            Six Months Ended
                                                                June 30,
                                                          ---------------------
     (Millions of dollars)                                  2004           2003
     --------------------------------------------------------------------------

     Incentive compensation provisions                    $ 34.4         $ 18.5
     Increase in fair value of trading securities (1)      (73.7)         (63.3)
     Increase in fair value of embedded options in
       the DECS (1)                                         71.9           58.1
     Net losses on equity method investments                14.7           12.8
     Net periodic postretirement expense                    13.4           11.2
     Net periodic pension credit for qualified plan        (10.6)          (6.0)
     Litigation reserve provisions                             -            6.5
     All other (2)                                          19.9           31.4
                                                          ------         ------
        Total                                             $ 70.0         $ 69.2
                                                          ======         ======


     Other net cash used in operating activities in the Consolidated Statement of Cash Flows consists of the following:

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
     (Millions of dollars)                                   2004          2003
     --------------------------------------------------------------------------

     Decrease due to changes in working capital accounts  $(130.3)      $ (83.7)
     Environmental expenditures                             (44.1)        (36.4)
     All other (2)                                          (36.8)        (24.6)
                                                          -------       -------
        Total                                             $(211.2)      $(144.7)
                                                          =======       =======

     Information about noncash investing and financing activities not reflected in the Consolidated Statement of Cash Flows follows:

                                                               Six Months Ended
                                                                   June 30,
                                                             ------------------
     (Millions of dollars)                                       2004      2003
     --------------------------------------------------------------------------

     Noncash investing activities
       Increase in property, plant and equipment (3)         $3,462.0    $    -
       Increase in fair value of trading securities (1)          73.7      63.3
       Decrease in property related to Gunnison operating
         lease agreement (4)                                    (82.6)        -
       Increase in intangible assets (3)                         46.2         -

     Noncash financing activities
       Issuance of common stock and stock options (3)         2,447.9         -
       Long-term debt assumed (3)                             1,045.5         -
       Reduction in debt related to Gunnison operating
         lease agreement (4)                                    (75.3)        -
       Increase in fair value of embedded options in
         the DECS (1)                                            71.9      58.1

        (1) See Note C for a discussion of the accounting for the DECS.
        (2) No other individual item is material to total cash flows from operations.
        (3) Noncash transaction related to Westport merger, see Note B.
        (4) See Note H for a discussion of the Gunnison Synthetic Trust.


F.   Comprehensive Income and Financial Instruments

     Comprehensive income for the three and six months ended June 30, 2004 and 2003, is as follows:

                                                                  Three Months             Six Months
                                                                     Ended                   Ended
                                                                    June 30,                June 30,
                                                              ------------------      -------------------
     (Millions of dollars)                                      2004        2003         2004        2003
     ----------------------------------------------------------------------------------------------------
     Net income                                               $110.6       $69.6      $ 262.8      $139.5
     Unrealized gains on securities                                -         5.1            -         7.4
     Reclassification of unrealized gains on available
       for-sale securities included in net income                  -           -         (5.4)          -
     Change in fair value of cash flow hedges                  (93.5)        1.9       (184.4)      (13.7)
     Foreign currency translation adjustment                    (3.0)       17.1        (10.0)       28.0
     Other                                                         -           -          0.3         0.8
                                                              ------       -----      -------      ------
       Comprehensive income                                   $ 14.1       $93.7      $  63.3      $162.0
                                                              ======       =====      =======      ======


     The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at June 30, 2004 or December 31, 2003. At June 30, 2004 and December 31, 2003, available-for-sale securities for which fair value could be determined were as follows:

                                                     June 30, 2004                         December 31, 2003
                                           -------------------------------        --------------------------------
                                                                     Gross                                   Gross
                                                                Unrealized                              Unrealized
                                            Fair                   Holding         Fair                    Holding
     (Millions of dollars)                 Value       Cost           Gain        Value      Cost             Gain
     -------------------------------------------------------------------------------------------------------------
     Equity securities                      $  -       $  -            $ -        $26.8      $9.8             $8.3(1)
     U.S. government obligations             3.8        3.8              -          3.9       3.9                -
                                                                       ---                                    ----
        Total                                                          $ -                                    $8.3
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


G.   Equity Affiliates

     Investments in equity affiliates totaled $118.6 million at June 30, 2004, and $123.1 million at December 31, 2003. Pretax equity loss related to the investments is included in other income in the Consolidated Statement of Income and totaled $6.4 million and $6.7 million for the three months ended June 30, 2004 and 2003, respectively. For the first six months of 2004, the loss in equity affiliates totaled $14.7 million, compared with $12.8 million for the same 2003 period.


H.   Debt

     As of June 30, 2004, long-term debt due within one year consisted of the following:
                                                                        June 30,
     (Millions of dollars)                                                  2004
     ---------------------------------------------------------------------------

     5.375% Notes due April 15, 2005                                      $350.0
     5.5% Exchangeable Notes (DECS) due August 2, 2004, net
       of unamortized discount of $.6 million                              329.7
     8.375% Notes due July 15, 2004                                        145.0
     Guaranteed Debt of Employee Stock Ownership Plan 9.61% Notes
       due in installments through January 2, 2005                           3.0
                                                                          ------
         Total                                                            $827.7
                                                                          ======

     Subsequent to June 30, 2004, the company used available cash to fund the July 15, 2004 maturity of its 8.375% Notes. In addition, the company's 5.5% Exchangeable Notes were settled on August 2, 2004, with the distribution of shares of Devon common stock. See Note C for additional information regarding the DECS.

     As discussed in Note B, the company completed its acquisition of Westport on June 25, 2004. In connection with the merger, Kerr-McGee assumed the following Westport debt:


     (Millions of dollars)                                            Fair Value
     ---------------------------------------------------------------------------

     8.25% Notes due 2011 (face value $700 million)                     $  800.5
     Revolving credit facility                                             245.0
                                                                        --------
         Total                                                          $1,045.5
                                                                        ========

     On June 25, 2004, after completion of the merger, Kerr-McGee paid down all outstanding borrowings under the Westport revolving credit facility. Consequently, there were no borrowings outstanding under this credit facility at June 30, 2004. However, letters of credit totaling $160 million associated with Westport's derivatives were backed by the credit facility and remained outstanding as of June 30, 2004. During July, these letters of credit were cancelled and the Westport revolving credit facility was terminated on July 13, 2004.

     During June 2004, Kerr-McGee purchased Westport 8.25% Notes with an aggregate principal amount of $14.5 million ($16.1 million fair value). The fair value of the purchased notes is reflected as a reduction of long-term debt assumed in the merger in the Consolidated Balance Sheet. On July 1, 2004, Kerr-McGee issued a notice of redemption for the 8.25% Westport notes and the notes were redeemed on July 31, 2004 at an aggregate redemption price of $785.5 million. The redemption price consisted of the face value of $700 million, less the amount previously purchased by Kerr-McGee of $14.5 million, plus a make-whole premium of $100 million.

     On July 1, 2004, Kerr-McGee issued $650 million of 6.95% notes due July 1, 2024, with interest payable semi-annually. The notes were issued at 99.2%, resulting in a discount of $5 million which will be recognized as additional interest expense over the term of the notes. The proceeds from this debt issuance, together with proceeds from borrowings under the company's revolving credit facilities, were used to redeem the 8.25% Westport notes discussed above.

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

     Both the Gunnison Synthetic Trust and the new operating lease trust are considered variable interest entities under the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." As such, the company is required to analyze its relationship with each trust to determine whether the company is the primary beneficiary and, if so, required to consolidate the trusts. Based on the analyses performed, the company is not the primary beneficiary of the operating lease trust; however, the company was considered the primary beneficiary of the Gunnison Synthetic Trust. Accordingly, the remaining assets and liabilities of the Gunnison Synthetic Trust were reflected in the company's Consolidated Balance Sheet at December 31, 2003, which included $82.6 million in property, plant and equipment, $3.8 million in accrued liabilities, $75.3 million in long-term debt, and $3.5 million in minority interest. On January 15, 2004, the remaining $82.6 million of the synthetic lease facility was converted to a leveraged lease structure, and the related lessor trust is not subject to consolidation. As a result, the associated property and debt are not reflected in the company's Consolidated Balance Sheet at June 30, 2004.


I.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month and six-month periods ended June 30, 2004 and 2003.

                                                           For the Three Months Ended June 30,
                                     ------------------------------------------------------------------------------
                                                     2004                                      2003
                                     --------------------------------------   -------------------------------------

                                     Income from                              Income from
     (In millions, except             Continuing                  Per-Share    Continuing                 Per-Share
     per-share amounts)               Operations      Shares         Income    Operations       Shares       Income
     --------------------------------------------------------------------------------------------------------------
     Basic EPS                            $110.6       103.6          $1.07         $69.8        100.1         $.70
                                                                      =====                                    ====
       Effect of dilutive securities:
         5 1/4% convertible
           debentures                        5.3         9.8                          5.3          9.8
         Restricted stock                      -         1.1                            -           .7
         Stock options                         -          .3                            -           .1
                                          ------       -----                        -----        -----
     Diluted EPS                          $115.9       114.8          $1.01         $75.1        110.7         $.68
                                          ======       =====          =====         =====        =====         ====

                                                            For the Six Months Ended June 30,
                                     ------------------------------------------------------------------------------
                                                     2004                                      2003
                                     --------------------------------------   -------------------------------------

                                     Income from                              Income from
     (In millions, except             Continuing                  Per-Share    Continuing                 Per-Share
     per-share amounts)               Operations      Shares         Income    Operations       Shares       Income
     --------------------------------------------------------------------------------------------------------------
     Basic EPS                            $262.8       102.0          $2.58        $174.0        100.1        $1.73
                                                                      =====                                   =====
       Effect of dilutive securities:
         5 1/4% convertible
           debentures                       10.7         9.8                         10.7          9.8
         Restricted stock                      -         1.0                            -           .7
         Stock options                         -          .3                            -            -
                                          ------       -----                       ------        -----
     Diluted EPS                          $273.5       113.1          $2.42        $184.7        110.6        $1.67
                                          ======       =====          =====        ======        =====        =====


J.   Accounts Receivable Sales

     In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. On July 30, 2003, the company restructured the existing accounts receivable monetization program to include the sale of receivables originated by the company's European chemical operations. The company is currently in the process of renewing the program and expects to have the renewal completed during the third quarter of 2004. The maximum availability under the program is $165 million. Under the terms of the program, selected qualifying customer accounts receivable may be sold monthly to a special-purpose entity (SPE), which in turn sells an undivided ownership interest in the receivables to a third-party multi-seller commercial paper conduit sponsored by an independent financial institution. The company sells, and retains an interest in, excess receivables to the SPE as over-collateralization for the program. The company's retained interest in the SPE's receivables is classified in trade accounts receivable in the accompanying Consolidated Balance Sheet. The retained interest is subordinate to, and provides credit enhancement for, the conduit's ownership interest in the SPE's receivables, and is available to the conduit to pay certain fees or expenses due to the conduit, and to absorb credit losses incurred on any of the SPE's receivables in the event of termination. However, the company believes that the risk of credit loss is very low since its bad-debt experience has historically been insignificant. The company retains servicing responsibilities and receives a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recorded since the company has no obligations for any recourse actions on the sold receivables. The company also holds preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

     The company sold $304 million and $155.7 million of its pigment receivables during the second quarter of 2004 and 2003, respectively and $540.9 million and $312.5 million during the first six months of 2004 and 2003, respectively. Losses, though not material, are recorded on the receivable sales equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold, net of the company's retained interest in receivables serving as over-collateralization, totaled $165 million at both June 30, 2004 and December 31, 2003.


K.   Work Force Reduction, Restructuring Provisions and Exit Activities

     In connection with the Westport merger, the company recognized liabilities of $18.9 million associated with severance and relocation costs for certain former Westport employees. Terminations of 23 employees occurred on June
     25, 2004, and 44 employees remaining for transitional purposes will be terminated no later than June 25, 2005.

     In September 2003, the company announced a program to reduce its U.S. nonbargaining work force through both voluntary retirements and involuntary terminations. As a result of the program, the company's eligible U.S. nonbargaining work force was reduced by approximately 9%, or 271 employees. Qualifying employees terminated under this program became eligible for enhanced benefits under the company's pension and postretirement plans, along with severance payments. The program was substantially completed by the end of 2003, with certain retiring employees staying into the first half of 2004 for transition purposes. In connection with the work force reduction, the company recognized a pretax charge of $56.4 million during the latter half of 2003, of which $34.2 million was for curtailment and special termination benefits associated with the company's retirement plans and $22.2 million was for severance-related costs. The remaining provision for severance-related costs is included in the restructuring reserve table below. Of the $22.2 million severance-related provision, $18.6 million has been paid through the second quarter of 2004, with $3.6 million remaining in the accrual at June 30, 2004.

     During 2003, the company's chemical - pigment operating unit provided $60.8 million pretax for costs associated with the closure of its synthetic rutile plant in Mobile, Alabama. Included in the $60.8 million were $14.1 million for the cumulative effect of change in accounting principle related to the recognition of an asset retirement obligation, $15.2 million for accelerated depreciation, $14.9 million for other shut-down related costs, $10.5 million for severance benefits and $6.1 million for benefit plan curtailment costs. The provision for severance benefits is included in the restructuring reserve table below (see Note N for a discussion of the asset retirement obligation). Of the total $10.5 million severance accrual, $8.6 million has been paid through the second quarter of 2004. Approximately 135 employees will ultimately be terminated in connection with this plant closure, of which 117 had been terminated as of June 30, 2004.

     During 2002, the company's chemical - other operating unit provided $16.5 million for costs associated with its plans to exit the forest products business. The company provided an additional $5.1 million in 2003 for severance benefits associated with exiting the forest products business, of which $3.6 million was recorded during the first six months of 2003. During the first six months of 2004, the company provided an additional $1.2 million for dismantlement and closure costs. These costs are reflected in costs and operating expenses in the Consolidated Statement of Income. Included in the total provision of $22.8 million were $16.7 million for dismantlement and closure costs, and $6.1 million for severance costs. Of the total provision, $14 million has been paid through the 2004 second quarter and $8.2 million remained in the accrual at June 30, 2004. In connection with the plant closures, 252 employees will be terminated, of which 202 had been terminated as of June 30, 2004.

     In 2001, the company's chemical - pigment operating unit provided $31.8 million pretax related to the closure of a plant in Antwerp, Belgium. Of this total accrual, $27.1 million had been paid through the 2004 second quarter and $4.4 million remained in the accrual at June 30, 2004. As a result of this plant closure, 121 employees were terminated.

     The provisions, payments, adjustments and restructuring reserve balances for the six-month period ended June 30, 2004, are included in the table below.

                                                                  Dismantlement
                                                    Personnel               and
     (Millions of dollars)                 Total        Costs           Closure
     --------------------------------------------------------------------------

     December 31, 2003                    $ 39.1       $ 26.5             $12.6
       Westport severance/relocation        18.9         18.9                 -
       Provisions                            1.2            -               1.2
       Payments                            (21.2)       (16.7)             (4.5)
       Adjustments                             -          (.3)               .3
                                          ------       ------             -----
     June 30, 2004                        $ 38.0       $ 28.4             $ 9.6
                                          ======       ======             =====


L.   Condensed Consolidating Financial Information

     On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. The notes are general, unsecured obligations of the company and rank in parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information. The top holding company is Kerr-McGee Corporation. The guarantor subsidiaries include Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation.

     The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.


                 Kerr-McGee Corporation and Subsidiary Companies
                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2004

                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
(Millions of dollars)                            Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                              $    -        $215.6         $881.5        $     -       $1,097.1
                                                      ------        ------         ------        -------       --------

Costs and Expenses
  Costs and operating expenses                             -         109.2          324.0            (.6)         432.6
  Selling, general and administrative expenses            .7            .6           78.8              -           80.1
  Shipping and handling expenses                           -           1.9           36.5              -           38.4
  Depreciation and depletion                               -          30.2          160.8              -          191.0
  Accretion expense                                        -            .6            6.2              -            6.8
  Impairments on assets held for use                       -             -            1.1              -            1.1
  Loss associated with assets held for sale                -            .1            3.8              -            3.9
  Exploration, including dry holes and
    amortization of undeveloped leases                     -           2.9           62.6              -           65.5
  Taxes, other than income taxes                          .1           9.1           19.4              -           28.6
  Provision for environmental remediation
    and restoration, net of reimbursements                 -           7.1             .3              -            7.4
  Interest and debt expense                             26.6           8.9           70.0          (49.8)          55.7
                                                      ------        ------         ------        -------       --------
      Total Costs and Expenses                          27.4         170.6          763.5          (50.4)         911.1
                                                      ------        ------         ------        -------       --------

                                                       (27.4)         45.0          118.0           50.4          186.0
Other Income (Expense)                                 206.4          16.4           20.2         (250.0)          (7.0)
                                                      ------        ------         ------        -------       --------
Income before Income Taxes                             179.0          61.4          138.2         (199.6)         179.0
Provision for Income Taxes                             (68.4)        (22.4)         (54.0)          76.4          (68.4)
                                                      ------         -----         ------        -------       --------
Net Income                                            $110.6        $ 39.0         $ 84.2        $(123.2)      $  110.6
                                                      ======        ======         ======        =======       ========


                 Kerr-McGee Corporation and Subsidiary Companies
                   Condensed Consolidating Statement of Income
                    For the Three Months Ended June 30, 2003

                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
(Millions of dollars)                            Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                              $    -        $169.3         $887.6        $ (4.3)       $1,052.6
                                                      ------        ------         ------        -------       --------

Costs and Expenses
  Costs and operating expenses                             -          82.1          361.6          (4.6)          439.1
  Selling, general and administrative expenses             -           3.0           76.1              -           79.1
  Shipping and handling expenses                           -           2.1           32.9              -           35.0
  Depreciation and depletion                               -          30.4          162.6              -          193.0
  Accretion expense                                        -            .6            5.7              -            6.3
  Loss (gain) associated with assets held for sale         -           1.7           (2.2)             -            (.5)
  Exploration, including dry holes and
    amortization of undeveloped leases                     -           2.9           63.7              -           66.6
  Taxes, other than income taxes                          .1           3.2           17.7              -           21.0
  Provision for environmental remediation
    and restoration, net of reimbursements                 -            .7            1.2              -            1.9
  Interest and debt expense                             28.8           8.3           70.0          (43.7)          63.4
                                                      ------        ------         ------        -------       --------
      Total Costs and Expenses                          28.9         135.0          789.3          (48.3)         904.9
                                                      ------        ------         ------        -------       --------

                                                       (28.9)         34.3           98.3           44.0          147.7
Other Income (Expense)                                 149.7         (25.8)          14.7         (165.5)         (26.9)
                                                      ------        ------         ------        -------       --------
Income from Continuing Operations
   before Income Taxes                                 120.8           8.5          113.0         (121.5)         120.8
Benefit (Provision) for Income Taxes                   (51.2)          1.4          (45.9)          44.7          (51.0)
                                                      ------        ------         ------        -------       --------
Income from Continuing Operations                       69.6           9.9           67.1          (76.8)          69.8
Income (Loss) from Discontinued Operations,
     net of tax                                            -            .4            (.6)             -            (.2)
                                                      ------        ------         ------        -------       --------
Net Income                                            $ 69.6        $ 10.3         $ 66.5        $ (76.8)      $   69.6
                                                      ======        ======         ======        =======       ========


                 Kerr-McGee Corporation and Subsidiary Companies
                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 2004

                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
(Millions of dollars)                            Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                             $     -        $426.5       $1,786.9        $     -       $2,213.4
                                                     -------        ------       --------        -------       --------

Costs and Expenses
  Costs and operating expenses                             -         218.9          617.7           (1.0)         835.6
  Selling, general and administrative expenses            .7            .7          162.3              -          163.7
  Shipping and handling expenses                           -           3.6           72.5              -           76.1
  Depreciation and depletion                               -          60.2          321.1              -          381.3
  Accretion expense                                        -           1.3           12.1              -           13.4
  Impairments on assets held for use                       -            .9           13.4              -           14.3
  Loss associated with assets held for sale                -            .1            7.2              -            7.3
  Exploration, including dry holes and
    amortization of undeveloped leases                     -           6.5          109.6              -          116.1
  Taxes, other than income taxes                          .1          17.4           39.5              -           57.0
  Provision for environmental remediation
    and restoration, net of reimbursements                 -           6.3             .3              -            6.6
  Interest and debt expense                             54.1          18.1          139.3          (98.8)         112.7
                                                     -------        ------       --------        -------       --------
      Total Costs and Expenses                          54.9         334.0        1,495.0          (99.8)       1,784.1
                                                     -------        ------       --------        -------       --------

                                                       (54.9)         92.5          291.9           99.8          429.3
Other Income (Expense)                                 476.9           9.8           49.3         (543.3)          (7.3)
                                                     -------        ------       --------        -------       --------
Income before Income Taxes                             422.0         102.3          341.2         (443.5)         422.0
Provision for Income Taxes                            (159.2)        (36.8)        (131.6)         168.4         (159.2)
                                                     -------        ------       --------        -------       --------
Net Income                                           $ 262.8        $ 65.5       $  209.6        $(275.1)      $  262.8
                                                     =======        ======       ========        =======       ========



                 Kerr-McGee Corporation and Subsidiary Companies
                   Condensed Consolidating Statement of Income
                     For the Six Months Ended June 30, 2003

                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
(Millions of dollars)                            Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
Revenues                                              $    -        $323.1       $1,835.5        $  (6.4)      $2,152.2
                                                      ------        ------       --------        -------       --------

Costs and Expenses
  Costs and operating expenses                             -         153.6          677.1           (7.2)         823.5
  Selling, general and administrative expenses             -          10.1          139.9              -          150.0
  Shipping and handling expenses                           -           4.7           62.3              -           67.0
  Depreciation and depletion                               -          60.3          322.3              -          382.6
  Accretion expense                                        -           1.2           11.3              -           12.5
  Impairments on assets held for use                       -             -            5.1              -            5.1
  Loss (gain) associated with assets held for sale         -           1.6           (7.3)             -           (5.7)
  Exploration, including dry holes and
    amortization of undeveloped leases                     -           6.8          200.3              -          207.1
  Taxes, other than income taxes                          .2           8.7           37.5              -           46.4
  Provision for environmental remediation
    and restoration, net of reimbursements                 -           5.8           13.4              -           19.2
  Interest and debt expense                             57.7          16.7          142.8          (88.8)         128.4
                                                      ------        ------       --------        -------       --------
      Total Costs and Expenses                          57.9         269.5        1,604.7          (96.0)       1,836.1
                                                      ------        ------       --------        -------       --------

                                                       (57.9)         53.6          230.8           89.6          316.1
Other Income (Expense)                                 296.3         (25.2)          44.6         (340.9)         (25.2)
                                                      ------        ------       --------        -------       --------
Income from Continuing Operations
  before Income Taxes                                  238.4          28.4          275.4         (251.3)         290.9
Provision for Income Taxes                             (98.9)         (2.8)        (107.1)          91.9         (116.9)
                                                      ------        ------       --------        -------       --------
Income from Continuing Operations                      139.5          25.6          168.3         (159.4)         174.0
Income (Loss) from Discontinued Operations,
  net of tax                                               -          12.4          (12.2)             -             .2
Cumulative Effect of Change in Accounting
  Principle, net of tax                                    -          (1.3)         (33.4)             -          (34.7)
                                                      ------        ------       --------        -------       --------
Net Income                                            $139.5        $ 36.7       $  122.7        $(159.4)      $  139.5
                                                      ======        ======       ========        =======       ========

                 Kerr-McGee Corporation and Subsidiary Companies
                      Condensed Consolidating Balance Sheet
                                  June 30, 2004

                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
(Millions of dollars)                            Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------

ASSETS
------
Current Assets
  Cash                                              $    1.8      $      -      $   102.9      $       -      $   104.7
  Intercompany receivables                                .1             -           49.8          (49.9)             -
  Accounts receivable                                      -         116.1          601.2              -          717.3
  Inventories                                              -           3.4          401.3              -          404.7
  Deposits, prepaid expenses and other assets           16.3          19.7          682.9          (16.3)         702.6
  Deferred income taxes                                   .2          21.1          185.1                         206.4
                                                    --------      --------      ---------      ---------      ---------
    Total Current Assets                                18.4         160.3        2,023.2          (66.2)       2,135.7

Property, Plant and Equipment - Net                        -       1,968.6        8,847.1              -       10,815.7
Investments in Subsidiaries                          5,907.0         732.1              -       (6,639.1)             -
Investments and Other Assets                            11.6          73.4          647.9          (79.6)         653.3
Goodwill                                                   -         346.3          850.6              -        1,196.9
Long-term Assets Associated with Properties
  Held for Disposal                                        -             -            1.3              -            1.3
                                                    --------      --------      ---------      ---------      ---------
    Total Assets                                    $5,937.0      $3,280.7      $12,370.1      $(6,784.9)     $14,802.9
                                                    ========      ========      =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Intercompany borrowings                           $   59.3      $  772.3      $   760.6      $(1,592.2)     $       -
  Accounts payable                                      45.6          44.9          386.7              -          477.2
  Long-term debt due within one year                   350.0             -          477.7              -          827.7
  Other current liabilities                             23.4         200.1        1,476.4           (3.0)       1,696.9
                                                    --------      --------      ---------      ---------      ---------
    Total Current Liabilities                          478.3       1,017.3        3,101.4       (1,595.2)       3,001.8

Long-Term Debt                                       1,479.4             -        2,064.7          (16.1)       3,528.0

Other Liabilities and Deferred Credits                   8.9         677.1        2,510.8           (1.0)       3,195.8
Long-Term Liabilities Associated with
  Properties Held for Disposal                             -             -             .5              -             .5
Stockholders' Equity                                 3,970.4       1,586.3        4,692.7       (5,172.6)       5,076.8
                                                    --------      --------      ---------      ---------      ---------
    Total Liabilities and Stockholders' Equity      $5,937.0      $3,280.7      $12,370.1      $(6,784.9)     $14,802.9
                                                    ========      ========      =========      =========      =========

                 Kerr-McGee Corporation and Subsidiary Companies
                      Condensed Consolidating Balance Sheet
                                December 31, 2003

                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
 (Millions of dollars)                           Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------

ASSETS
------
Current Assets
  Cash                                              $    2.2      $      -       $  139.8      $       -      $   142.0
  Intercompany receivables                               7.0             -           58.8          (65.8)             -
  Accounts receivable                                      -         125.2          458.1              -          583.3
  Inventories                                              -           5.4          388.0              -          393.4
  Deposits, prepaid expenses and other assets              -          17.9          619.5              -          637.4
  Deferred income taxes                                  1.4          17.7           56.9              -           76.0
  Current assets associated with properties
    held for disposal                                      -             -             .4              -             .4
                                                    --------      --------       --------      ---------      ---------
      Total Current Assets                              10.6         166.2        1,721.5          (65.8)       1,832.5

Property, Plant and Equipment - Net                        -       1,966.6        5,436.3              -        7,402.9
Investments in Subsidiaries                          3,181.6         732.4              -       (3,914.0)             -
Investments and Other Assets                            10.2         104.7          593.6          (79.6)         628.9
Goodwill                                                   -         346.4           10.9              -          357.3
Long-term Assets Associated with Properties
  Held for Disposal                                        -             -           28.3              -           28.3
                                                    --------      --------       --------      ---------      ---------
    Total Assets                                    $3,202.4      $3,316.3       $7,790.6      $(4,059.4)     $10,249.9
                                                    ========      ========       ========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
  Intercompany borrowings                           $   68.6      $  892.9       $1,088.9      $(2,050.4)     $       -
  Accounts payable                                      45.4          38.9          391.2              -          475.5
  Long-term debt due within one year                       -             -          574.3              -          574.3
  Other current liabilities                             36.8         173.2          971.8              -        1,181.8
                                                    --------      --------       --------      ---------      ---------
    Total Current Liabilities                          150.8       1,105.0        3,026.2       (2,050.4)       2,231.6

Long-Term Debt                                       1,829.3             -        1,251.9              -        3,081.2

Other Liabilities and Deferred Credits                  (4.5)        696.0        1,595.7           (1.9)       2,285.3
Long-Term Liabilities Associated with
  Properties Held for Disposal                             -             -           16.0              -           16.0
Stockholders' Equity                                 1,226.8       1,515.3        1,900.8       (2,007.1)       2,635.8
                                                    --------      --------       --------      ---------      ---------
  Total Liabilities and Stockholders' Equity        $3,202.4      $3,316.3       $7,790.6      $(4,059.4)     $10,249.9
                                                    ========      ========       ========      =========      =========

                 Kerr-McGee Corporation and Subsidiary Companies
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2004


                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
(Millions of dollars)                            Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                           $ 262.8        $ 65.5        $ 209.6        $(275.1)       $ 262.8
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities -
    Depreciation, depletion and amortization               -          63.8          343.7              -          407.5
    Accretion expense                                      -           1.3           12.1              -           13.4
    Impairments on assets held for use                     -            .9           13.4              -           14.3
    Loss associated with assets held for use               -            .1            7.2              -            7.3
    Dry hole costs                                         -          (0.1)          26.2              -           26.1
    Deferred income taxes                               14.6           7.6           88.4              -          110.6
    Equity in (earnings) losses of subsidiaries       (272.5)         (3.7)             -          276.2              -
    Provision for environmental remediation
      and restoration, net of reimbursements               -           6.3             .3              -            6.6
    Noncash items affecting net income                    .1          16.9           53.0              -           70.0
    Other net cash used in operating activities        (29.9)         (5.3)        (174.9)          (1.1)        (211.2)
                                                     -------        ------        -------        -------        -------
      Net Cash Provided by (Used in)
        Operating Activities                           (24.9)        153.3          579.0              -          707.4
                                                     -------        ------        -------        -------        -------

Investing Activities
--------------------
Capital expenditures                                       -         (66.7)        (366.2)             -         (432.9)
Dry hole costs                                             -            .1          (26.2)             -          (26.1)
Westport acquisition                                       -             -           43.0              -           43.0
Proceeds from sales of assets                              -            .2            3.1              -            3.3
Other investing activities                             (16.1)            -           29.0              -           12.9
                                                     -------        ------        -------        -------        -------
      Net Cash Used in Investing Activities            (16.1)        (66.4)        (317.3)             -         (399.8)
                                                     -------        ------        -------        -------        -------

Financing Activities
--------------------
Increase (decrease) in intercompany
  notes payable                                        124.6         (86.9)         (37.7)             -              -
Issuance of long-term debt                                 -             -           86.0              -           86.0
Repayment of long-term debt                                -             -         (347.0)             -         (347.0)
Issuance of common stock                                 7.0             -              -              -            7.0
Dividends paid                                         (91.0)            -              -              -          (91.0)
                                                     -------        ------        -------        -------        -------
      Net Cash Provided by (Used in)
        Financing Activities                            40.6         (86.9)        (298.7)             -         (345.0)
                                                     -------        ------        -------        -------        -------

Effects of Exchange Rate Changes on Cash
  and Cash Equivalents                                     -             -             .1              -             .1
                                                     -------        ------        -------        -------        -------
Net Decrease in Cash and Cash Equivalents                (.4)            -          (36.9)             -          (37.3)
Cash and Cash Equivalents at Beginning of
  Period                                                 2.2             -          139.8              -          142.0
                                                     -------        ------        -------        -------        -------
Cash and Cash Equivalents at End of Period           $   1.8        $    -        $ 102.9        $     -        $ 104.7
                                                     =======        ======        =======        =======        =======

                 Kerr-McGee Corporation and Subsidiary Companies
                 Condensed Consolidating Statement of Cash Flows
                     For the Six Months Ended June 30, 2003

                                                                                     Non-
                                                  Kerr-McGee     Guarantor      Guarantor
(Millions of dollars)                            Corporation  Subsidiaries   Subsidiaries   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------

Operating Activities
--------------------
Net income                                           $ 139.5       $  36.7        $ 122.7        $(159.4)       $ 139.5
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities -
    Depreciation, depletion and amortization               -          62.5          357.4              -          419.9
    Accretion expense                                      -           1.2           11.3              -           12.5
    Impairments on assets held for use                     -             -            5.1              -            5.1
    Loss associated with assets held for sale              -             -             .5              -             .5
    Equity in (earnings) losses of subsidiaries       (152.6)         31.9              -          120.7              -
    Dry hole costs                                         -             -          128.2              -          128.2
    Deferred income taxes                                  -          50.8           30.0              -           80.8
    Provision for environmental remediation
      and restoration, net of reimbursements               -           5.8           13.4              -           19.2
    Cumulative effect of change in accounting
      principle                                            -           1.3           33.4              -           34.7
    Noncash items affecting net income                    .9          14.6           53.7              -           69.2
    Other net cash used in operating activities         (7.4)       (133.6)          (3.7)             -         (144.7)
                                                     -------       -------        -------        -------        -------
      Net Cash Provided by (Used in)
        Operating Activities                           (19.6)         71.2          752.0          (38.7)         764.9
                                                     -------       -------        -------        -------        -------

Investing Activities
--------------------
Capital expenditures                                       -         (61.2)        (456.7)             -         (517.9)
Dry hole costs                                             -             -         (128.2)             -         (128.2)
Proceeds from sales of assets                              -           7.1          188.8              -          195.9
Other investing activities                                 -             -          (14.8)             -          (14.8)
                                                     -------       -------        -------        -------        -------
      Net Cash Used in Investing Activities                -         (54.1)        (410.9)             -         (465.0)
                                                     -------       -------        -------        -------        -------

Financing Activities
--------------------
Issuance of long-term debt                                 -             -           31.5              -           31.5
Repayment of long-term debt                                -             -         (222.3)             -         (222.3)
Increase (decrease) in intercompany
  notes payable                                        109.8         (17.1)         (92.7)             -              -
Dividends paid                                         (90.6)            -          (39.6)          39.6          (90.6)
Other financing activities                                 -             -             .3            (.9)           (.6)
                                                     -------       -------        -------        -------        -------
      Net Cash Provided by (Used in)
        Financing Activities                            19.2         (17.1)        (322.8)          38.7         (282.0)
                                                     -------       -------        -------        -------        -------

Effects of Exchange Rate Changes on Cash
  and Cash Equivalents                                     -             -             .8              -             .8
                                                     -------       -------        -------        -------        -------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                            (.4)            -           19.1              -           18.7
Cash and Cash Equivalents at Beginning of
  Period                                                 2.5             -           87.4              -           89.9
                                                     -------       -------        -------        -------        -------
Cash and Cash Equivalents at End of Period           $   2.1       $     -        $ 106.5        $     -        $ 108.6
                                                     =======       =======        =======        =======        =======


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

     Vicinity Areas - The Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Chemical as a Potentially Responsible Party (PRP) in these four areas. Chemical has substantially completed remedial work for two of the areas (known as the Residential Areas and Reed-Keppler Park). The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues, principally in streambanks and streambed sediments, virtually all within a floodway. Chemical has reached an agreement in principle with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damage claims. The agreement in principle is expected to be incorporated in a consent decree, which must be agreed to by the appropriate federal and state agencies and local communities and then entered by a federal court. It is anticipated that the consent decree will be filed with the court in 2004 and approved by the court in due course thereafter. Chemical has already conducted an extensive characterization of Kress Creek and the Sewage Treatment Plant and, at the request of EPA, Chemical is conducting limited additional characterization that is expected to be completed in 2004. The cleanup work, which is expected to take about four years to complete following entry of the consent decree, will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.

     Financial Reserves - As of June 30, 2004, the company had remaining reserves of $87 million for costs related to West Chicago. Although actual costs may exceed current estimates, the amount of any increase cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

     Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was
     dedicated  to  U.S.  government   contracts.   The  amount  authorized  for
     reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through June 30, 2004, Chemical had been reimbursed approximately $215 million under Title X.

     Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of June 30, 2004, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $70 million. The company believes receipt of the remaining arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company expects to receive $30 million in reimbursements for this receivable within the next 12 months and the remainder by the end of 2006, and will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the costs.

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

     In 1999, Chemical initiated the interim measures required by the consent orders. Construction of a long-term remediation system is complete, and the system is operating. It is anticipated that performance testing will be completed during the third quarter of 2004. The scope, duration and cost of groundwater remediation will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies currently are evaluating the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. One state agency, the California Environmental Protection Agency (CalEPA), has set a public health goal for perchlorate, which is a preliminary step to setting a drinking water standard. The establishment of drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

     Financial Reserves - Remaining reserves for Henderson totaled $14 million as of June 30, 2004. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

     In addition, on July 26, 2004, the company was served with a lawsuit, which was filed in the United States District Court for the District of Arizona. The lawsuit, Alan Curtis and Linda Curtis v. City of Bullhead City, et al., in which the company is one of several defendants (the Defendants), alleges various causes of action under a variety of common law theories and federal environmental laws and seeks recovery for damages allegedly caused by the exposure to and the migration of various chemical contaminants contained in the Colorado River. Plaintiffs also seek an order requiring the Defendants to remediate the contamination. The company intends to vigorously defend against the lawsuit. The company believes that the litigation will not have a material adverse effect on its financial position or results of operations.

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

     Through June 30, 2004, Chemical had incurred expenditures of about $68 million that it believes can be applied to the self-insured retention. In April 2004, Chemical reached an agreement in principle with one of its vendors to reimburse Chemical approximately $6 million for a portion of Chemical's costs. Reimbursement from the vendor will effectively reduce Chemical's out-of-pocket costs and, therefore, will reduce the amount of expenditures that qualify under the insurance policy. At June 30, 2004, Chemical had incurred costs that exceed the self-insured retention by $1 million. The company believes that this excess as well as the remaining reserve of $14 million will qualify under the insurance policy, which would result in an insurance reimbursement of about $15 million based on current cost estimates. The company believes that the reimbursements of $6 million from Chemical's vendor and $15 million under the insurance policy are probable and, accordingly, the company has recorded receivables in the financial statements totaling $21 million.

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

     As of June 30, 2004, the company had remaining reserves of $11 million for the costs of the remediation work described above. This includes $4 million added to the reserve in the second quarter of 2004 for the excavation and disposal of additional soil volumes encountered during remediation of the tributary creek of the Menominee River. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     Additionally, in 1993, the affiliate received a decommissioning license from the Nuclear Regulatory Commission (NRC), the successor to AEC's licensing authority, to perform certain cleanup of uranium and thorium residuals. During the second quarter of 2004, all known remaining radiological contamination was removed from the site and shipped to a licensed disposal facility. Verification and report preparation will extend through the end of 2004.

     As of June 30, 2004, the company had remaining reserves of $16 million for the costs of the ongoing remediation and decommissioning work described above. Included in this amount is $6 million added to the reserves during the second quarter of 2004 primarily for excavation, transportation, and disposal of additional soil volumes encountered during the final stages of the radiological cleanup. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

     Mobile, Alabama

     In June 2003, Chemical ceased operations at its facility in Mobile, Alabama, which Chemical had used to produce feedstock for its titanium dioxide plants. Operations prior to closure had resulted in minor contamination of groundwater adjacent to surface impoundments. A groundwater recovery system was installed prior to closure and continues in operation as required under Chemical's National Pollutant Discharge Elimination System (NPDES) permit. Future remediation work, including groundwater recovery, closure of the impoundments and other minor work, is expected to be substantially completed in about five years. As of June 30, 2004, the company had remaining reserves of $11 million. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

     Los Angeles County, California

     During the second quarter of 2004, the company began remediation and restoration of an oil and gas field in Los Angeles County, California. Early soil excavation experience indicates that the engineering studies provided by the property owner may have underestimated actual volumes requiring remediation. The company has initiated a study to refine the estimate of work requirements and associated costs. The study will be completed in the third quarter of 2004. As of June 30, 2004, the company had environmental reserves of $8 million for this project. Although actual costs may exceed current estimates, the amount of any increase cannot be reasonably estimated at this time.

     Coal Supply Contract

     An affiliate of the company entered into a coal supply contract with Peabody Coaltrade, Inc. ("PCI") in February 1998. In 1998, the company exited the coal business and assigned its rights and obligations under the coal supply contract to a third party. In connection with the assignment, the company agreed to guarantee performance under the contract. PCI has notified the company of a threatened default by the assignee under the coal supply contract and that PCI may seek to hold the company liable under the 1998 guaranty in the event of a default. In addition to other defenses to the enforceability of the guaranty, the company believes the guaranty expired in January 2003 when the primary term of the coal supply contract expired. No reserve has been provided for performance under the guaranty because the company does not believe a loss is probable and the amount of any loss is not reasonably estimable.

     Forest Products Litigation

     Between 1999 and 2001, Chemical and its parent company were named in 22 lawsuits in three states (Mississippi, Louisiana and Pennsylvania) in connection with present and former forest products operations located in those states (in Columbus, Mississippi; Bossier City, Louisiana; and Avoca, Pennsylvania). The lawsuits sought recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process. Chemical has executed settlement agreements that are expected to resolve substantially all of the Louisiana, Pennsylvania and Columbus, Mississippi, lawsuits described above. Accordingly most of the suits have been, or are expected to be, dismissed.

     Following the adoption by the Mississippi legislature of tort reform, plaintiffs' lawyers filed many new lawsuits across the state of Mississippi in advance of the reform's effective date. On December 31, 2002, approximately 245 lawsuits were filed against Chemical and its affiliates on behalf of approximately 4,600 claimants in connection with Chemical's Columbus, Mississippi, operations, seeking recovery on legal theories substantially similar to those advanced in the litigation described above. Substantially all of these lawsuits have been removed to the U.S. District Court for the Northern District of Mississippi, and the Court has consolidated these lawsuits for pretrial and discovery purposes. Chemical and its affiliates believe the lawsuits are without substantial merit and are vigorously defending against them. The company has not provided a reserve for the lawsuits because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

     On December 31, 2002, June 13, 2003, and June 25, 2004, three lawsuits were filed against Chemical in connection with a former wood-treatment plant located in Hattiesburg, Mississippi. The lawsuits seek recovery on legal theories substantially similar to those advanced in the litigation described above. A total of approximately 3,300 claimants now have asserted claims in connection with the Hattiesburg plant. Chemical has resolved approximately 1,490 of these claims pursuant to a settlement reached in April 2003, which has resulted in aggregate payments by Chemical of approximately $600,000. Chemical and its affiliates believe that the remaining claims are without substantial merit and are vigorously defending against them. The company has not provided a reserve for the lawsuits because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

     The company believes that the resolution of the remaining forest products litigation will not have a material adverse effect on the company's financial condition or results of operations.

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

     As of June 30, 2004, the company had reserves totaling $227 million for cleaning up and remediating environmental sites, reflecting the reasonably estimable costs for addressing these sites. This includes $87 million for the West Chicago sites, $14 million for the Henderson, Nevada, site and $32 million for forest products sites. Additionally, as of June 30, 2004, the company had litigation reserves totaling approximately $38 million for the reasonably estimable losses associated with litigation. Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves.


N.   Asset Retirement Obligations

     The company adopted FAS 143, "Accounting for Asset Retirement Obligations," on January 1, 2003, which resulted in an increase in net property of $107.9 million, an increase in abandonment liabilities of $160.8 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting standard. Additionally in January 2003, the company announced its plan to close the synthetic rutile plant in Mobile, Alabama, by the end of 2003. Since the plant had a determinate closure date, the company also accrued an abandonment liability of $17.6 million associated with its plans to decommission the Mobile facility.

     A summary of the changes in the abandonment liability during the first six months of 2004 is included in the table below.

     (Millions of dollars)
     ---------------------------------------------------------------------------------
     Balance, December 31, 2003                                                 $420.9
       New obligations incurred                                                    2.2
       Liability assumed in the Westport merger (1)                               73.7
       Accretion expense                                                          13.4
       Abandonment expenditures                                                   (6.1)
       Abandonment obligations settled through property divestitures              (1.9)
       Changes in estimates, including timing                                     13.8
                                                                                ------
     Balance, June 30, 2004                                                      516.0
       Less:  current asset retirement obligation                                (42.0)
       Less:  asset retirement obligation classified as held for disposal          (.5)
                                                                                ------
     Long-term asset retirement obligation                                      $473.5
                                                                                ======

     (1) See Note B.


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

     During the second quarter of 2004, the company contributed $4.1 million to the U.S. nonqualified and foreign retirement plans, and $8.5 million to its U.S. postretirement plan. During the first six months of 2004, the company contributed $7.3 million to the U.S. nonqualified and foreign retirement plans, and $11 million to its U.S. postretirement plan. Kerr-McGee expects to contribute approximately $5 million to its U.S. nonqualified retirement plans, $8.7 million to its foreign retirement plans and $14.4 to its U.S. postretirement plan during 2004. No contributions are expected in 2004 for the U.S. qualified retirement plan.

     In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act expands Medicare to include, for the first time, coverage for prescription drugs. The Act also introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position
     (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," to provide guidance on accounting for the effects of the Act. Kerr-McGee will adopt FSP FAS 106-2 in the third quarter of 2004 and does not anticipate the adoption will have a material impact on the company's results of operations. The net periodic postretirement cost included in the tables below does not reflect any amount associated with the subsidy.

     Total costs recognized for employee retirement and postretirement benefit plans for the second quarter of 2004 and 2003 were as follows:

                                                                                                     Postretirement
                                                                  Retirement Plans               Health and Life Plans
                                                             -------------------------         ------------------------
                                                                Three Months Ended                Three Months Ended
                                                                     June 30,                          June 30,
                                                             -------------------------         ------------------------
      (Millions of dollars)                                    2004               2003         2004                2003
     ------------------------------------------------------------------------------------------------------------------
     Net periodic cost -
       Service cost                                          $  7.0             $  6.4         $ .7                $ .5
       Interest cost                                           18.3               18.2          5.0                 2.9
       Expected return on plan assets                         (29.3)             (30.6)           -                   -
       Net amortization -
         Prior service cost                                     2.1                2.3           .4                  .1
         Net actuarial (gain) loss                              1.0               (2.6)          .8                   -
       Special termination benefits,
         curtailment loss (1)                                     -               13.4            -                 1.1
                                                             ------             ------         ----                ----
           Total net periodic cost                           $  (.9)            $  7.1         $6.9                $4.6
                                                             ======             ======         ====                ====

     Total costs recognized for employee retirement and postretirement benefit plans for the first six months of 2004 and 2003 were as follows:

                                                                                                    Postretirement
                                                                 Retirement Plans               Health and Life Plans
                                                              ------------------------        -------------------------
                                                                 Six Months Ended                  Six Months Ended
                                                                     June 30,                          June 30,
                                                              ------------------------        -------------------------
     (Millions of dollars)                                     2004               2003         2004                2003
     ------------------------------------------------------------------------------------------------------------------

     Net periodic cost -
       Service cost                                           $14.1             $ 12.8        $ 1.4               $ 1.6
       Interest cost                                           36.5               36.4          9.7                 8.3
       Expected return on plan assets                         (58.6)             (61.0)           -                   -
       Net amortization -
         Prior service cost                                     4.2                4.5           .8                  .2
         Net actuarial (gain) loss                              2.0               (5.1)         1.5                   -
       Special termination benefits,
         curtailment loss (1)                                     -               13.4            -                 1.1
                                                              -----             ------        -----               -----
           Total net periodic cost                            $(1.8)            $  1.0        $13.4               $11.2
                                                              =====             ======        =====               =====

(1) Includes special termination benefit and curtailment costs associated with the shutdown of the Forest Products operations and the Mobile, Alabama facility.


     The following assumptions were used in estimating the net periodic expense for the first six months of 2004 and 2003:

                                                   Six Months Ended                       Six Months Ended
                                                     June 30, 2004                         June 30, 2003
                                            -------------------------------      -----------------------------------
                                            United States     International      United States         International
     ---------------------------------------------------------------------------------------------------------------

     Discount rate                                   6.25%       5.25 - 5.5%              6.75%           5.5 - 5.75%
     Expected return on plan assets                   8.5       5.75 - 7.25                8.5            5.75 - 7.0
     Rate of compensation increases                   4.5         2.0 - 5.0                4.5             2.5 - 6.5


P.   Business Segments

     Following is a summary of sales and operating profit for each of the company's business segments for the second quarter and first six months of 2004 and 2003.

                                                                    Three Months Ended           Six Months Ended
                                                                         June 30,                    June 30,
                                                                 -----------------------      ----------------------
     (Millions of dollars)                                           2004           2003          2004          2003
     ---------------------------------------------------------------------------------------------------------------

     Revenues
       Exploration and Production                                $  765.1       $  720.8      $1,598.9      $1,516.7
       Chemicals - Pigment                                          302.8          283.8         555.2         537.1
       Chemicals - Other                                             29.2           48.0          59.2          98.3
                                                                 --------       --------      --------      --------
                                                                  1,097.1        1,052.6       2,213.3       2,152.1
       All other                                                        -              -            .1            .1
                                                                 --------       --------      --------      --------
         Total Revenues                                          $1,097.1       $1,052.6      $2,213.4      $2,152.2
                                                                 ========       ========      ========      ========

     Operating Profit (Loss)
       Exploration and Production                                $  263.0       $  272.8      $  592.9      $  545.0
       Chemicals - Pigment                                           13.5          (14.2)         20.7          (6.8)
       Chemicals - Other                                             (1.3)          (8.4)         (8.1)        (18.4)
                                                                 --------       --------      --------      --------
         Total Operating Profit                                     275.2          250.2         605.5         519.8

     Other Expense                                                  (96.2)        (129.4)       (183.5)       (228.9)
                                                                 --------       --------      --------      --------

     Income from Continuing Operations
       Before Income Taxes                                          179.0          120.8         422.0         290.9
     Provision for Income Taxes                                     (68.4)         (51.0)       (159.2)       (116.9)
                                                                 --------       --------      --------      --------

     Income from Continuing Operations                              110.6           69.8         262.8         174.0

     Discontinued Operations, Net of Income Taxes                       -            (.2)            -            .2

     Cumulative Effect of Change in Accounting
       Principle, Net of Income Taxes                                   -              -             -         (34.7)
                                                                 --------       --------      --------      --------

     Net Income                                                  $  110.6       $   69.6      $  262.8      $  139.5
                                                                 ========       ========      ========      ========


     The acquisition of Westport, as discussed in Note B, materially increased total assets and net property, plant and equipment within the exploration and production segment. Information regarding assets by reportable segment and net property, plant and equipment by geographic region is included below.

                                                    June 30,        December 31,
     (Millions of dollars)                              2004                2003
     ---------------------------------------------------------------------------
     Total assets -
       Exploration and production                  $12,009.3           $ 7,385.4
                                                   ---------           ---------
       Chemicals -
         Pigment                                     1,495.9             1,521.3
         Other                                         195.3               216.4
                                                   ---------           ---------
           Total Chemicals                           1,691.2             1,737.7
                                                   ---------           ---------
             Total                                  13,700.5             9,123.1
       Corporate and other assets                    1,102.4             1,126.8
                                                   ---------           ---------
             Total                                 $14,802.9           $10,249.9
                                                   =========           =========

     Net property, plant and equipment -
       U.S. operations                             $ 8,435.4           $ 4,977.5
                                                   ---------           ---------
       International operations -
         North Sea - exploration and production      1,794.2             1,874.1
         China - exploration and production            200.4               165.0
         Other - exploration and production             18.6                 4.0
         Europe - pigment                              269.6               280.6
         Australia - pigment                            97.5               101.7
                                                   ---------           ---------
                                                     2,380.3             2,425.4
                                                   ---------           ---------
           Total                                   $10,815.7           $ 7,402.9
                                                   =========           =========


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results of Consolidated Operations

     Second-quarter 2004 income from continuing operations totaled $110.6 million, an increase of 58% when compared with income of $69.8 million for the same 2003 period. Income from continuing operations for the first six months of 2004 was $262.8 million, an increase of 51% when compared with income of $174 million for the comparable 2003 period. Net income for the 2004 second quarter was $110.6 million, compared with 2003 second-quarter net income of $69.6 million. For the first six months of 2004, net income was $262.8 million, compared with net income of $139.5 million for the same 2003 period. The inclusion of Westport's results of operations for the five-day period ending June 30, 2004, increased net income by $14.6 million for the 2004 second quarter and year-to-date periods.

     Second-quarter 2004 operating profit was $275.2 million, compared with second-quarter 2003 operating profit of $250.2 million, an increase of $25 million. Operating results within the exploration and production business decreased $9.8 million from the prior year, while operating results for the chemical - pigment and chemical - other operating units improved $34.8 million. The improvement for the chemical operations was primarily attributable to prior year charges associated with the shut down of the Mobile synthetic rutile plant and forest products operations.

     Operating profit for the first six months of 2004 increased $85.7 million over the same 2003 period. The increase in operating profit for the six-month period was primarily attributable to lower exploration expense (primarily dry hole costs), higher realized sales prices for crude oil and natural gas, higher natural gas sales volumes, and the 2003 Mobile and forest products shutdown provisions, partially offset by lower crude oil sales volumes. These variances are discussed in more detail in the segment discussion that follows.

     Other expense for the second quarter of 2004 totaled $96.2 million, compared with expense of $129.4 million in the same 2003 period, a $33.2 million decrease between periods. The decrease was primarily due to a decrease in net interest expense of $7.4 million, lower foreign currency losses of $14.1 million and lower insurance and departmental general and administrative costs of $10.3 million.

     Other expense for the first six months of 2004 totaled $183.5 million, compared with expense of $228.9 million in the same 2003 period, for a decrease of $45.4 million between periods. The decrease resulted primarily from lower net interest expense of $15.3 million, lower foreign currency losses of $8.7 million, a 2004 gain on sale of trading securities of $9 million and lower litigation costs of $6.5 million. The decrease in net interest expense between periods resulted primarily from lower average outstanding debt balances during the first six months of 2004 (exclusive of the debt assumed in the Westport acquisition) as compared with the prior year, together with an increase in interest savings from the company's interest rate swap agreements.

     Income tax expense for the second quarter of 2004 was $68.4 million resulting in an effective tax rate of 38.2%, compared with income tax expense of $51 million, or 42.2% in the same 2003 period. For the first six months of 2004, income tax expense was $159.2 million, or 37.7%, compared with expense of $116.9 million, or 40.2% in 2003. The reduction in the effective tax rate between periods was primarily a result of a higher proportion of income earned in lower tax jurisdictions.


     Segment Operations

     Exploration and Production

     Oil and gas sales revenues, production statistics and average prices from continuing operations are shown in the following table.

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                                 --------------------         ----------------------
                                                                   2004          2003            2004           2003
     ---------------------------------------------------------------------------------------------------------------

     Revenues -
       Crude oil and condensate sales                            $337.4        $363.4         $  698.7      $  768.8
       Natural gas sales                                          316.8         273.1            688.1         596.2
       Gas marketing activities                                    87.3          74.1            169.0         133.9
       Nonhedge derivative gains                                    5.4             -              5.4             -
       Other                                                       18.2          10.2             37.7          17.8
                                                                 ------        ------         --------      --------
               Total                                             $765.1        $720.8         $1,598.9      $1,516.7
                                                                 ======        ======         ========      ========

     Production -
       Crude oil and condensate
          (thousands of bbls per day)                               140           155              142           160
       Natural gas (MMcf per day)                                   740           697              751           729

       Total equivalent barrels of oil
          (thousands of boe per day)                                264           271              267           282

     Average realized sales prices -
       Crude oil and condensate (per barrel) (a)                 $26.97        $25.28           $27.14        $26.14
       Natural gas (per Mcf) (a)                                  $4.70         $4.29            $5.03         $4.51

     (a)The effect of the company's oil and gas commodity hedging program is included in the average sales prices shown above. During the second quarter of 2004, hedging activity reduced the average sales price of crude oil and natural gas by $7.43 per barrel and $.93 per Mcf, respectively. For the second quarter of 2003, hedging activity reduced the average sales price of crude oil and natural gas by $.92 per barrel and $.58 per Mcf, respectively. For the six months ended June 30, 2004, hedging activity reduced the average sales price of crude oil and natural gas by $5.67 per barrel and $0.52 per Mcf, respectively. For the same period in 2003, hedging activity reduced the average sales price of crude oil and natural gas by $2.53 per barrel and $.70 per Mcf, respectively.

     Crude Oil Revenues:

     Oil revenues for the second quarter of 2004 totaled $337.4 million, down $26 million from the same period in 2003. For the six months ended June 30, 2004 and 2003, crude oil revenues totaled $698.7 million and $768.8 million, respectively, a decrease of $70.1 million. The decrease in both 2004 periods resulted from lower oil volumes, partially offset by higher realized prices. The acquisition of Westport properties in late June contributed $5.3 million to crude oil revenues (1.6 Mbbls/d) in the second quarter of 2004.

     For the second quarter, the average realized price for oil improved $1.69 per barrel compared to the same period in 2003, resulting in an increase of $20.8 million in oil revenues, while lower oil production reduced revenues by $46.8 million. The production decrease was primarily due to declining production volumes in the North Sea area, combined with the impact of 2003 property divestitures in the South China Sea and U.S. onshore areas.

     For the six months ending June 30, 2004, the average realized price increased $1.00 per barrel compared with the same period in 2003, resulting in higher oil revenues of $25.7 million, while oil production declined by 12%, reducing oil revenues by $95.8 million. On a divestiture-adjusted basis, 2004 year-to-date oil production volumes declined by 7%. The decrease was primarily due to lower production volumes in the North Sea area.

     Natural Gas Revenues:

     Natural gas revenues increased by $43.7 million in the second quarter of 2004 compared with the same 2003 period as a result of a 6% increase in gas production, combined with a $.41 per Mcf increase in the average realized price for natural gas. Gas production of 740 MMcf per day was 43 MMcf per day above second quarter 2003 rates. The increase was primarily due to higher volumes from the Gunnison field in the deepwater Gulf of Mexico, which began production late in the fourth quarter of 2003. Also contributing to the increase was production from the Brae fields in the North Sea and the U.S. onshore Rincon field which was acquired in the third quarter of 2003. The acquisition of Westport properties in late June contributed $12 million to natural gas revenues (20.6 MMcf/d) in the second quarter of 2004.

     Natural gas revenues increased by $91.9 million for the six months ending June 30, 2004, compared with the same 2003 period as a result of an increase in gas production, combined with a $.52 per Mcf increase in the average realized price for natural gas. Gas production of 751 MMcf per day for the six months ending June 30, 2004, was 22 MMcf per day above rates for the comparable 2003 period, a 3% increase. The increase was primarily due to higher volumes from the Gunnison field in the deepwater Gulf of Mexico, North Sea Brae fields and U.S. onshore Rincon field.

     Nonhedge Derivative Gains and Losses:

     Nonhedge derivative gains (losses) represent mark-to-market gains and losses related to crude oil and natural gas derivative instruments that have not been designated as hedges or that do not qualify for hedge accounting treatment.

     In the second quarter of 2004, the company recognized a $9.8 million mark-to-market loss for certain crude oil and natural gas swaps associated with the combined company's expected production since Kerr-McGee's U.S. production (excluding Westport volumes) was either already hedged or, in the case of Rocky Mountain production, did not have sufficient basis swaps in place to ensure that the hedges would be highly effective. Kerr-McGee also recognized a $15.2 million mark-to-market gain associated with derivative liabilities assumed in the Westport merger for the change in fair value from the closing date (June 25, 2004) through June 30, 2004.

     The Kerr-McGee swaps were designated as hedges in July 2004 after the merger with Westport closed. In addition, Westport's fixed-price oil and gas swaps and natural gas basis swaps were designated as hedges in July 2004. However, Westport's costless and three-way collars do not qualify for hedge accounting treatment even though they effectively reduce commodity price risk for the combined company's production. As a result, Kerr-McGee will continue to recognize mark-to-market gains and losses in future earnings until the collars mature. The net derivative liability associated with these collars at June 30, 2004 was $71.1 million.

     A full description of Kerr-McGee's open derivative positions at June 30, 2004, both hedge and nonhedge, is included below in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

     Operating Profit - Revenues, operating costs and expenses, and marketing activities associated with the exploration and production segment are shown in the following table.

                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                    --------------------     -----------------------
                                                                      2004          2003         2004           2003
     ---------------------------------------------------------------------------------------------------------------

     Revenues, excluding marketing revenues                         $677.8        $646.7     $1,429.9       $1,382.8
                                                                    ------        ------     --------       --------

     Operating Costs and Expenses:
        Lifting Costs:
          Lease Operating Expense                                     82.0          84.4        170.9          172.3
          Production Taxes                                            18.2           8.3         33.3           22.7
                                                                    ------        ------     --------       --------
                  Total Lifting Costs                                100.2          92.7        204.2          195.0

      Depreciation and Depletion                                     160.3         150.0        322.0          306.7
      Accretion Expense                                                6.8           6.3         13.4           12.5
      Impairments on Assets Held for Use                               1.1             -         14.3            5.1
      Loss (Gain) on Assets Held for Sale                              3.9          (0.5)         7.3           (5.7)
      General and Administrative Expense                              35.0          20.7         66.2           42.7
      Transportation Expense                                          24.8          23.5         51.6           45.2
      Exploration Expense                                             65.5          66.6        116.1          207.1
      Gas Gathering, Pipeline and Other Expenses                      17.9          18.2         42.8           34.0
                                                                    ------        ------     --------       --------
           Total Operating Costs and Expenses                        415.5         377.5        837.9          842.6
                                                                    ------        ------     --------       --------
     Net, excluding marketing activities                             262.3         269.2        592.0          540.2

     Marketing - Gas Sales Revenues                                   87.3          74.1        169.0          133.9
     Marketing - Gas Purchase Costs (including
        transportation)                                              (86.6)        (70.5)      (168.1)        (129.1)
                                                                    ------        ------     --------       --------

             Total Operating Profit                                 $263.0        $272.8     $  592.9       $  545.0
                                                                    ======        ======     ========       ========

     Lease Operating Expense:

     Lease operating expense was $82 million in the second quarter of 2004, a $2.4 million decrease from the same period of 2003. The decrease was due to lower operating expenses in the international area due to the divestiture of the Liuhua field in China, as well as reduced costs in the North Sea and U.S. onshore areas. The reduction was offset in part by higher lease operating expenses in the Gulf of Mexico relating primarily to operating lease payments for platform infrastructure at the Gunnison development. On a per-unit basis, lease operating expense increased by 2% from $3.39 per boe in 2003 to $3.45 per boe in 2004.

     For the six months ending June 30, 2004, lease operating expense was $170.9 million compared with $172.3 million for the same period of 2003, a $1.4 million decrease. On a per-unit basis, 2004 year-to-date lease operating expense was $3.52 per boe compared to $3.34 per boe for 2003, an increase of $.18 per boe. The increase results from higher operating expenses in the Gulf of Mexico relating primarily to the Gunnison platform, increased workover activity in the Rocky Mountain area and lower volumes in the North Sea area. These increases were partially offset by reductions from the divestiture of the Liuhua field and U.S. onshore properties.

     Transportation Costs:

     In the second quarter of 2004, transportation costs, representing the costs paid to third-party providers to transport oil and gas production, increased $1.3 million from the second quarter of 2003. For the six months ended June 30, 2004 transportation expense was $51.6 million, an increase of $6.4 million compared to the same period in 2003. The increase in transportation expense primarily resulted from higher transportation costs associated with new deepwater Gulf of Mexico producing fields. In the second quarter of 2004, this increase was partially offset by lower costs in the U.K. North Sea.

     Depreciation, Depletion and Amortization (DD&A):

     DD&A expense increased $10.3 million in the second quarter of 2004 over the same 2003 period. On a per-unit basis, DD&A increased from $6.02 per boe in 2003 to $6.75 per boe in 2004. For the six months ended June 30, DD&A expense totaled $322 million, an increase of $15.3 million over 2003. Higher DD&A unit costs for both periods resulted primarily from increases in the U.K. North Sea area due to a reduction in the expected life-of-field facility salvage values on certain fields and lower reserve estimates at year-end 2003. Overall per-unit DD&A is expected to increase to just over $8.00 per boe in the third quarter reflecting the higher cost associated with acquiring Westport's proved reserves as compared to Kerr-McGee's historical finding and development costs per boe.

     General and Administrative Expenses:

     General and administrative expenses were higher in the second quarter of 2004, increasing by $14.3 million over the same period in 2003. Year-to-date general and administrative expenses increased $23.5 million over the same period in 2003. The increase in both the second-quarter and six-month periods was a result of higher incentive-based compensation and pension costs, together with lower overhead charge-outs for U.S. onshore properties caused by 2003 divestitures. General and administrative expenses are expected to increase in the third quarter as Kerr-McGee absorbs certain of Westport's existing administrative responsibilities and personnel.

     Exploration Expense:

     Exploration expense decreased by $1.1 million in the second quarter of 2004 compared with 2003, primarily as a result of lower dry hole costs of $5.5 million and lower amortization of non-producing leasehold costs of $6.7 million, partially offset by higher geological and geophysical project costs of $9.6 million and higher lease rental expense of $1.9 million.

     For the six months ending June 30, 2004 and 2003, exploration expense totaled $116.1 million and $207.1 million, respectively, a decrease of $91 million. Lower dry hole costs of $102.1 million and lower amortization of non-producing leasehold costs of $11 million were partially offset by higher geological and geophysical project costs of $18 million and additional exploration staffing of $2.6 million. Exploration staffing levels and geophysical projects were increased during 2003 in support of the company's worldwide exploration efforts and continued development of its high-potential prospect inventory.

     Capitalized costs associated with exploratory wells may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered. At June 30, 2004, the company had capitalized costs of approximately $184 million associated with such ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Brazil, Alaska and China.

     Asset Impairments and Gain (Loss) on Sale of Assets:

     Kerr-McGee records impairment losses when performance analysis indicates that future net cash flows from production will not be sufficient to recover the carrying amounts of the related assets. In general, such write-downs often occur on mature properties that are nearing the end of their productive lives or cease production sooner than anticipated. Asset impairment losses recorded in the second quarter of 2004 associated with assets held for use totaled $1.1 million. Asset impairment losses for the first six months of 2004 totaled $14.3 million compared with $5.1 million for 2003. Asset impairment losses in 2004 related primarily to a U.S Gulf of Mexico field that experienced premature water breakthrough and ceased production sooner than expected. For a discussion of the company's Leadon field in the U.K. North Sea, see Note D to the accompanying consolidated financial statements.

     The company recognized a loss on sale of assets of $3.9 million in the second quarter of 2004 and $7.3 million for the six months ended June 30, 2004. The loss on sale of assets is associated primarily with oil and gas properties held for sale in the U.S. Gulf of Mexico shelf. From time to time, the company may identify other oil and gas properties to be disposed of that are considered noncore or nearing the end of their productive lives.

     Gas Marketing Activities:

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

     Marketing revenue increased $13.2 million in the second quarter of 2004 compared with the same period in 2003. Marketing revenue for the first six months of 2004 totaled $169 million, or $35.1 million higher than the same period in 2003. The increase for both periods was primarily the result of higher purchase and resale of natural gas in the Rocky Mountain area and higher natural gas prices. Gas purchase costs increased $16.1 million for the second quarter of 2004 and $39 million for the six months ended June 30, 2004.


     Chemicals - Pigment

     Operating profit for the second quarter of 2004 was $13.5 million on revenues of $302.8 million, compared with an operating loss of $14.2 million on revenues of $283.8 million for the same 2003 period. The 2003 operating loss was primarily a result of shutdown provisions totaling $28.9 million for the Mobile, Alabama facility. Average selling prices decreased 2% from prior year, principally due to competitive market conditions in North America and Europe, while total revenues increased $19 million in the second quarter of 2004 compared with the prior year. The $19 million increase in revenues between periods was driven by higher sales volumes resulting in an increase of $33 million, partially offset by a decrease of $14 million due to lower average sales prices. Pigment sales volumes increased by 15,600 tonnes in the second quarter over 2003; however, manufacturing cost efficiency gains resulting from increased production volumes were largely offset by higher product transportation costs, raw material price increases and foreign currency losses.

     For the first six months of 2004, operating profit was $20.7 million on revenues of $555.2 million, compared with an operating loss of $6.8 million on revenues of $537.1 million in the comparable prior-year period. The improvement in operating profit for the first six months of 2004 compared with the same 2003 period was primarily attributable to shutdown provisions for the Mobile facility totaling $36.3 million in the prior-year period. Additionally, in the first six months of 2004, a favorable volume variance of $24.1 million was offset by higher average product costs of $22.5 million, lower revenues of $8.6 million resulting from lower average sales prices, and higher transportation, selling and administrative costs of $3.7 million compared to the same period in 2003.

     For the six months ended June 30, 2004, revenues increased $18.1 million, or 3%, of which $26.7 million resulted from higher pigment sales volumes, partially offset by a decrease of $8.6 million due to lower average sales prices. The lower average sales prices were driven by competitive market conditions. Pigment sales volumes increased by 18,900 tonnes for the first six months compared with prior-year levels.

     In January 2004, the company announced the temporary idling of one line of its sulfate-process titanium dioxide pigment production facilities at the Savannah manufacturing plant, which is one of two sulfate-process trains operated by the company worldwide. The line was temporarily idled because of soft demand for sulfate-process titanium dioxide pigment. The sulfate line has remained idle, as the market conditions have not sufficiently improved. In addition, unanticipated cost issues associated with underperforming plant and equipment discovered after the company acquired the plant in 2000 have increased the cost profile of the plant from that initially anticipated. The company is currently performing market analyses and evaluating plant reconfiguration to explore means of best improving operating results, while also evaluating its strategic options with respect to the Savannah sulfate operations. During the second quarter, the company operated its new high-productivity oxidation line for chloride at the Savannah facility, which produced improved ore yields. The company is evaluating the performance of this new oxidation line and expects to have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities by the latter part of 2004. The possible reconfiguration of the Savannah site, if any, as well as any decisions regarding strategic options related to the sulfate operations, could include redeployment of certain assets, idling of certain assets and reduction of the future useful life of certain assets, resulting in the acceleration of depreciation expense and the recognition of other charges.


     Chemicals - Other

     Operating loss in the 2004 second quarter was $1.3 million on revenues of $29.2 million, compared with an operating loss of $8.4 million on revenues of $48 million for the same 2003 period. The decrease in revenues was primarily due to the ongoing exit of the forest products business. The decrease in operating loss was primarily due to an $8.8 million provision made in the second quarter of 2003 related to exiting the forest products business and increased sales from the company's Henderson, Nevada electrolytic manganese dioxide (EMD) manufacturing plant, partially offset by lower forest product sales.

     For the six months ended June 30, 2004, operating loss was $8.1 million on revenues of $59.2 million, compared with an operating loss of $18.4 million on revenues of $98.3 million in the same 2003 period. The $10.3 million decrease in operating loss for the six months of 2004 was primarily due to environmental costs in 2003 of $11 million for remediation of ammonium perchlorate related to the company's Henderson, Nevada operations (see Note
     M). The Henderson EMD facility was temporarily idled in the third quarter of 2003 and resumed its operations in the first quarter of 2004.


     Financial Condition

     At June 30, 2004, the company's net working capital position was a negative $866.1 million, compared with a negative $399.1 million at December 31, 2003. The current ratio was .7 to 1 at June 30, 2004 and .8 to 1 at December 31, 2003. Included in current liabilities at June 30, 2004, are derivative liabilities associated with oil and natural gas commodity contracts of $590.1 million, together with a derivative liability for the call option associated with the company's notes exchangeable for common stock (DECS) of $226.8. The commodity contracts generally settle when the associated sale occurs. Oil and gas revenues, which reflect sales at prevailing market prices, are recorded net of any gains or losses on the derivative instruments. As discussed below, the DECS and the associated call option were settled August 2, 2004, the maturity date of the DECS. The negative working capital position at June 30, 2004, is not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Additionally, the company has sufficient unused lines of credit and revolving credit facilities to fund any current cash requirements, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

     The company's percentage of net debt (debt less cash) to capitalization was 46% at June 30, 2004, compared with 57% at December 31, 2003, and 58% at June 30, 2003. The decrease from December 31, 2003, resulted primarily from the issuance of common stock in connection with the Westport merger (discussed below). The company had unused lines of credit and revolving credit facilities of $1.4 billion at June 30, 2004. Of this amount, $870 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS. Currently, the capacity of the company's commercial paper program totals $1.2 billion, available for issuance based on market conditions. As of June 30, 2004, the company had outstanding commercial paper borrowings of $86 million. The company also had available, to issue and sell, a total of $1.65 billion of debt securities, common or preferred stock, or warrants under its shelf registration with the Securities and Exchange Commission. The amount available under the company's shelf registration was reduced to $1 billion on July 1, 2004, due to the issuance of $650 million in debt securities as discussed below.

     As of June 30, 2004, the company's senior unsecured debt was rated BBB by Standard & Poor's and Fitch and Baa3 by Moody's. The company believes that it has the ability to provide for its operational needs and its long- and short-term capital programs through its operating cash flow (partially protected by the company's hedging program), borrowing capacity and ability to raise capital. Should operating cash flow decline, the company may reduce its capital expenditures program, borrow under its commercial paper program, draw on its revolving credit facilities and/or consider selective long-term borrowings or equity issuances. Kerr-McGee's commercial paper programs are backed by the revolving credit facilities currently in place.

     Long-term debt obligations due within one year of $827.7 million consist primarily of $145 million, 8.375% notes due July 15, 2004; $330.3 million (face value), 5.5% DECS due August 2, 2004; and $350 million, 5.375% notes due April 15, 2005. The company used available cash to fund the maturity of its $145 million notes due on July 15, 2004. In addition, the DECS settled on August 2, 2004, with the distribution of shares of Devon common stock.

     The company holds derivative financial instruments that require margin deposits if unrealized losses exceed limits established with individual counterparty institutions. From time to time, the company may be required to advance cash to its counterparties to satisfy margin deposit requirements. Between January 1, 2004 and August 5, 2004, margin calls totaled $35.5 million, all of which had been refunded to the company, with no margin calls outstanding as of August 5, 2004.

     As discussed above, the DECS matured August 2, 2004. At June 30, 2004, the fair values of the embedded put and call options in the DECS were nil and $226.8 million, respectively. On December 31, 2003, the fair values of the embedded put and call options were nil and $154.9 million, respectively. During the second quarter of 2004, the company recorded a loss of $65.5 million in other income for the changes in the fair values of the put and call options, compared with a loss of $41.9 million during the second quarter of 2003. During the first six months of 2004 and 2003, the company recorded losses of $71.9 million and $58.1 million, respectively, in other income for the changes in the fair values of the put and call options. The fluctuation in the value of the put and call derivative financial instruments will generally offset the increase or decease in the market value of the Devon stock classified as trading. The fair value of the 8.4 million shares of Devon classified as trading securities was $556.7 million at June 30, 2004, and $483 million at December 31, 2003, which together with the call option liability, resulted in a net asset carrying value of $329.9 million and $328.1 million at June 30, 2004 and December 31, 2003, respectively. During the second quarter of 2004 and 2003, the company recorded unrealized gains of $66.2 million and $43.7 million, respectively, in other income for the changes in fair value of the Devon shares classified as trading. During the first six months of 2004 and 2003, the company recorded unrealized gains of $73.7 million and $63.3 million, respectively, in other income for the changes in fair value of the Devon shares classified as trading. The DECS and the derivative liability associated with the call option were classified as current liabilities in the Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003.

     Operating activities provided net cash of $707.4 million in the first six months of 2004, compared with $764.9 million for the same 2003 period. The $57.5 million decrease in operating cash flow between periods resulted primarily from a $53 million increase in taxes and interest paid during the first six months of 2004. For the first six months of 2004, capital spending, including dry hole costs, totaled $459 million and dividends paid totaled $91 million, which compares with $707.4 of net cash provided by operating activities during the same period. Excess operating cash flow, together with Westport cash on hand at the merger date of $43 million, proceeds from the sale of Devon stock of $38.9 million and other cash inflows were used to fund the company's net reduction in long-term debt of $261 million in the first six months of 2004.

     Capital expenditures for the first six months of 2004, excluding dry hole costs, totaled $432.9 million, compared with $517.9 million for the comparable prior-year period. The decrease is primarily attributable to lower capital spending within the exploration and production operating unit in the Gulf of Mexico region as compared to the prior year. Exploration and production expenditures, principally in the Gulf of Mexico and onshore United States, were 89% of the 2004 total expenditures. Expenditures for the chemicals - pigment segment were 9% of the 2004 total, while chemicals
     - other and corporate incurred the remaining 2% of the year-to-date 2004 expenditures. Management anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

     On June 25, 2004, Kerr-McGee completed its acquisition of Westport, an independent oil and gas exploration and production company with operations in the Rocky Mountain, Mid-Continent and Gulf Coast areas onshore U. S. and in the Gulf of Mexico. The acquisition increases Kerr-McGee's proved reserves by approximately 30%, bringing the combined company's total reserves as of December 31, 2003, to approximately 1.3 billion barrels of oil equivalent. Kerr-McGee believes the merger will create a more balanced portfolio of oil and gas assets for future growth by combining Westport's lower-risk, predominantly U.S. onshore properties with Kerr-McGee's existing asset portfolio. The merger is also expected to positively impact the company's cash flow from operations for the last six months of 2004. The acquisition price totaled $4.5 billion, which includes the value of common stock and stock options exchanged, plus debt and other liabilities assumed, and merger costs. As a result of the transaction, Kerr-McGee issued 48.9 million shares of common stock valued at $2.4 billion to Westport's stockholders and exchanged 1.9 million stock options with a fair value of $33.7 million for outstanding Westport options.

     In connection with the merger, Kerr-McGee assumed the following Westport debt:

     (Millions of dollars)                                            Fair Value
     ---------------------------------------------------------------------------

     8.25% Notes due 2011 (face value $700 million)                     $  800.5
     Revolving credit facility                                             245.0
                                                                        --------
       Total                                                            $1,045.5
                                                                        ========

     On June 25, 2004, after completion of the merger, Kerr-McGee paid down all outstanding borrowings under the Westport revolving credit facility. Consequently, there were no borrowings outstanding under this credit facility at June 30, 2004. However, letters of credit totaling $160 million associated with Westport's derivatives were backed by the credit facility and remained outstanding as of June 30, 2004. During July, these letters of credit were cancelled and the Westport revolving credit facility was terminated on July 13, 2004.

     During June 2004, Kerr-McGee purchased Westport 8.25% Notes with an aggregate principal amount of $14.5 million ($16.1 million fair value). The fair value of the purchased notes is reflected as a reduction of long-term debt assumed in the merger in the Consolidated Balance Sheet. On July 1, 2004, Kerr-McGee issued a notice of redemption for the 8.25% Westport notes and the notes were redeemed on July 31, 2004 at an aggregate redemption price of $785.5 million. The redemption price consisted of the face value of $700 million, less the amount previously purchased by Kerr-McGee of $14.5 million, plus a make-whole premium of $100 million.

     On July 1, 2004, Kerr-McGee issued $650 million of 6.95% notes due July 1, 2024, with interest payable semi-annually. The notes were issued at 99.2%, resulting in a discount of $5 million which will be recognized as additional interest expense over the term of the notes. The proceeds from this debt issuance, together with proceeds from borrowings under the company's revolving credit facilities, were used to redeem the 8.25% Westport notes discussed above.


     Obligations and Commitments

     In connection with the merger, Kerr-McGee assumed Westport's obligations under existing firm transportation contracts. The following table shows the expected future payment commitments associated with these contracts:

     (Millions of dollars)                     Payments due by period
     ---------------------------------------------------------------------------

                                                         2005     2007     After
                                     Total      2004    -2006    -2008      2008
                                     ------     ----    -----    -----     -----

     Gas transportation contracts    $111.3     $2.9    $20.3    $25.6     $62.5
                                     ======     ====    =====    =====     =====


     Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     Commodity Price Risk

     The company is exposed to market risk fluctuations in crude oil and natural gas prices. To increase the predictability of its cash flows and support capital expenditure plans, the company periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of the company's oil and gas production in the future.

     Prior to entering into the merger agreement with Westport, Kerr-McGee entered into additional financial derivative transactions relating to specified amounts of projected 2004-2006 crude oil and natural gas production volumes. In addition, Kerr-McGee assumed Westport's existing commodity derivatives at the merger date. Westport's derivatives in place at the merger dated consisted of fixed-price oil and gas swaps, natural gas basis swaps, and costless and three-way collars. The collars assumed in the merger do not qualify for hedge accounting treatment, although they effectively reduce commodity price risk for the combined company's production.

     At June 30, 2004, the following commodity-related derivatives were outstanding related to (i) the company's 2004 hedging program, (ii) the incremental derivative transactions described above and (iii) Westport's derivative positions in place at the merger date.

                                                                                         Average
                                                                                           Daily              Average
     Contract Type (1)                                            Period                  Volume                Price
     ----------------------------------------------------------------------------------------------------------------

     Natural Gas Hedges                                                                   MMBtu              $/MMBtu
     ------------------                                                                   -----              -------
     Fixed-price swaps (NYMEX)                                 Q3 - 2004                 807,663                $4.89
                                                               Q4 - 2004                 870,000                $4.97
                                                                    2005                  55,000                $4.42

     Fixed-price swaps (NWPRM) (2)                         Q3, Q4 - 2004                  30,000                $3.33

     Costless collars (NYMEX)                                       2005                 280,000        $5.00 - $6.25
                                                                    2006                 340,000        $4.75 - $5.51

     Basis swaps (CIG (3) and NWPRM)                           Q3 - 2004                 100,000                $0.59
                                                               Q4 - 2004                  80,109                $0.55
                                                                    2005                  45,000                $0.41

     Crude Oil Hedges                                                                      Bbl                $/Bbl
     ----------------                                                                      ---                -----

     Fixed-price swaps (WTI)                                   Q3 - 2004                  65,882               $27.93
                                                               Q4 - 2004                  68,015               $28.54
                                                                    2005                   3,000               $29.23

     Fixed-price swaps (Brent)                                 Q3 - 2004                  46,850               $26.45
                                                               Q4 - 2004                  52,000               $26.71

     Costless collars (WTI)                                         2005                  14,000      $28.50 - $31.89
                                                                    2006                  19,000      $27.00 - $30.58


     (1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.

     (2) Northwest Pipeline Rocky Mountain index (NWPRM).

     (3) Colorado Interstate Gas pipeline.


     At June 30, 2004, the following commodity-related derivatives were outstanding and represent those contracts that have not been designated as hedges or that do not qualify for hedge accounting treatment in the case of the collars acquired in the Westport merger.

                                                                         Average
                                                                           Daily     Three-way               Average
     Contract Type (1)                                      Period        Volume         Floor                 Price
     ----------------------------------------------------------------------------------------------------------------

     Natural Gas (nonhedge contracts)                                      MMBtu       $/MMBtu               $/MMBtu
     --------------------------------                                      -----       -------               -------

     Basis swaps (CIG and NWPRM)                       2006 - 2007        35,000             -                 $0.31
                                                              2008        17,473             -                 $0.25

     Costless collars (NYMEX)                        Q3, Q4 - 2004        44,674             -         $3.70 - $4.00
                                                              2005        60,000             -         $4.09 - $5.57

     Three-way collars (NYMEX) (2)                   Q3, Q4 - 2004        10,000         $3.15         $4.00 - $5.00
                                                              2006        20,000         $3.04         $4.00 - $6.00

     Crude Oil (nonhedge contracts)                                          Bbl         $/Bbl                 $/Bbl
     ------------------------------                                          ---         -----                 -----

     Three-way collars (WTI) (2)                     Q3, Q4 - 2004         4,000        $19.25       $24.38 - $27.71
                                                              2005         5,000        $20.93       $25.00 - $28.23
                                                              2006         2,000        $20.88       $25.00 - $28.65


     (1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.

     (2) These derivatives function similar to a costless collar with the exception that if the NYMEX price falls below the three-way floor, the company loses price protection. For example, the company only has $.85/MMBtu of price protection if the NYMEX price falls below $3.15/MMBtu in the case of its 2004 natural gas three-way collars ($4.00 - $3.15).

     Foreign Currency Exchange Rate Risk

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


     Following are the notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated contract values for contracts to purchase (sell) foreign currencies. Contract values for contracts open at June 30, 2004, are based on the estimated forward exchange rates in effect at quarter-end. Contract values for contracts entered into subsequent to quarter-end are based on July month-end rates. All amounts are U.S. dollar equivalents.

                                                                                                          Estimated
     (Millions of dollars,                            Notional           Weighted-Average                  Contract
     except average contract rates)                     Amount              Contract Rate                     Value
     --------------------------------------------------------------------------------------------------------------

     Open contracts at June 30, 2004 -
       Maturing in 2004 -
         British pound sterling                        $ 124.3                     1.6976                   $ 132.3
         Australian dollar                                18.8                      .5353                      24.3
         Euro                                           (112.1)                    1.1755                    (107.0)
         British pound sterling                            (.8)                    1.7753                       (.8)
         New Zealand dollar                                (.9)                     .6198                       (.9)
         Japanese yen                                      (.5)                     .0092                       (.5)
       Maturing in 2005 -
         British pound sterling                           76.7                     1.5995                      85.0

     Contracts entered into in July 2004 -
       Maturing in 2005 -
         British pound sterling                          109.1                     1.7980                     107.8



     Item 4. Controls and Procedures.

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. Subsequent to the date of evaluation of the company's internal controls, Kerr-McGee contracted Netherland, Sewell & Associates, Inc.
     (NSAI) to review the company's processes for assessing oil and natural gas reserves. NSAI specializes in reservoir engineering, modeling and economics, as well as other consulting services. In 2004, NSAI will review procedures, methodology and reserve calculations for Kerr-McGee's major domestic fields, covering approximately 50% of the company's existing proved reserve base prior to the Kerr-McGee and Westport merger. Of Westport's total estimated proved reserve quantities of 297 million barrels of oil equivalent as of December 31, 2003, 87% was based upon reserve reports prepared by NSAI and Ryder Scott Company, L.P.

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

                           PART II - OTHER INFORMATION

     Item 1. Legal Proceedings.

        A. In 2002, Tiwest Pty Ltd, an Australian joint venture that produces titanium dioxide and in which Chemical indirectly has a 50% interest, received a complaint and notice of violation from the Department of Environmental Waters and Catchment Protection in Western Australia (the "Department") alleging violations of the Environmental Protection Act (1986). This matter concerned an alleged chlorine release at the facility. Tiwest defended the proceeding in the Court of Petty Sessions, Perth, Western Australia, and on March 26, 2004, the Court found in favor of Tiwest. The Department has appealed the Court's decision. Tiwest is vigorously defending against the appeal, and the company believes that, should the Court's ruling be overturned, any fines or penalties related to the matter will not have a material adverse effect on the company.

        B. In addition to the matter described above and those previously disclosed in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the first fiscal quarter, a discussion of legal proceedings and contingencies can be found in Note M to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.


     Item 4. Submission of Matters to a Vote of Security Holders.

        (a) The 2004 annual meeting of stockholders was held on May 11, 2004. The following matters were voted upon at the 2004 annual meeting:

            (1) The following  directors  were elected with the  following  vote totals.

                                                     Votes                Votes
                                                   In Favor             Withheld
                                                   --------             --------
                William E. Bradford               86,977,664           2,002,742
                Luke R. Corbett                   86,877,896           2,102,509
                David C. Genever-Watling          86,875,178           2,105,227
                Farah M. Walters                  86,296,045           2,684,361

            (2) The  stockholders  ratified the appointment of Ernst & Young LLP as the company's independent auditors for 2004. There were 85,874,326 votes for the proposal; 2,530,228 votes against the proposal; and 575,851 abstentions.

            (3) The  stockholders  voted  against  a  stockholder   proposal  to
                establish an Office of the Board of Directors. There were 34,344,137 votes for the proposal; 39,711,741 votes against the proposal; and 1,560,458 abstentions.

        (b) A special meeting of stockholders was held on June 25, 2004, to consider and vote on a proposal to approve the issuance of shares of Kerr-McGee common stock in connection with the merger of Westport Resources Corporation with and into Kerr-McGee (Nevada) LLC. There were 74,823,050 votes for the proposal; 1,457,583 votes against the proposal; and 551,901 abstentions.


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

               3.2            Amended   and   restated   Bylaws  of   Kerr-McGee
                              Corporation.

               4.1 The company agrees to furnish to the Securities and Exchange Commission, upon request, copies of each of the following instruments, which define the rights of holders of certain long-term debt of the company, which debt has been redeemed as of the date of this filing: Indenture, dated as of November 5, 2001, among Westport Resources Corporation, the subsidiary guarantors party thereto and The Bank of New York, as trustee under the indenture, as amended by the First Supplemental Indenture, dated as of December 31, 2001, by the Second Supplemental Indenture thereto, dated as of December 17, 2002, by the Third Supplemental Indenture thereto, dated as of April 3, 2003, and by the Fourth Supplemental Indenture thereto, dated as of June 25, 2004.

               10.1           Westport   Resources    Corporation   2000   Stock
                              Incentive Plan effective October 17, 2000.

               10.2 Amendment No. 1 to Westport Resources Corporation 2000 Stock Incentive Plan effective August 21, 2001.

               31.1 Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1           Certification  pursuant to 18 U.S.C. Section 1350,
                              as  adopted   pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002.

               32.2           Certification  pursuant to 18 U.S.C. Section 1350,
                              as  adopted   pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K -

         The following Current Reports on Form 8-K were filed or furnished by the company during the quarter ended June 30, 2004:

               o Current Report dated April 7, 2004, announcing that the boards of directors of Kerr-McGee Corporation and Westport Resources Corporation unanimously approved a strategic merger.

               o Current Report dated April 7, 2004, announcing the company had posted on its website a table containing information regarding new hedges entered into by Kerr-McGee associated with the Westport merger.

               o Current Report dated April 7, 2004, in which the company provided fact sheets presenting certain operating and financial information related to Kerr-McGee and Westport associated with the proposed merger.

               o Current Report dated April 8, 2004, in which the company furnished as exhibits pursuant to Item 7 of Form 8-K the Agreement and Plan of Merger, Voting Agreements and a Registration Rights Agreement entered into in connection with the merger of Kerr-McGee Corporation and Westport Resources Corporation, together with the joint press release dated April 7, 2004 by Kerr-McGee and Westport announcing the merger.

               o Current Report dated April 21, 2004, announcing a conference call to discuss the company's first-quarter 2004 financial and operating results, and expectations for the future.

               o Current Report dated April 28, 2004, announcing the company had posted on its website a table providing projected ranges of 2004 average daily oil and natural gas production and a table containing a reconciliation of net income determined in accordance with generally accepted accounting principles to adjusted net income for the year-to-date and quarterly fiscal periods ended March 31, 2004.

               o Current Report dated April 28, 2004, announcing the company's first-quarter 2004 earnings.

               o Current Report dated May 21, 2004, announcing a conference call to discuss to company's second-quarter 2004 financial and operating activities, and expectations for the future.

               o Current Report dated May 26, 2004, announcing a security analyst meeting to discuss the company's financial and operating outlook for 2004 and certain expectations for oil and natural gas production volumes for the year 2004.

               o Current Report dated May 27, 2004, announcing that the company would present at the UBS 2004 Global Oil and Gas Conference on June 3, 2004.

               o Current Report dated June 2, 2004, announcing that the company would present at the RBC Capital Markets North American Energy and Power Conference on June 8, 2004.

               o Current Report dated June 16, 2004, announcing a conference call to discuss the company's second-quarter 2004 financial and operating activities, and expectations for the future.

               o Current Report dated June 21, 2004, in which Kerr-McGee filed the audited consolidated financial statements of Westport included in its Annual Report on Form 10-K for the year ended December 31, 2003, the unaudited consolidated financial statements of Westport as of and for the three months ended March 31, 2004, and unaudited pro forma condensed consolidated financial statements, together with the consents of KPMG LLP, Ryder Scott Company, L.P., and Netherland Sewell & Associates, Inc.

               o Current Report dated June 23, 2004, in which Kerr-McGee filed a consent issued by Ernst & Young LLP associated with the company's registration statements on Form S-3 (File Nos. 333-81720 and 333-68136) and prospectuses thereunder.

               o Current Report dated June 25, 2004, announcing the closing of the merger of Westport Resources Corporation with and into Kerr-McGee (Nevada), LLC, a wholly owned subsidiary of Kerr-McGee.

               o Current Report dated June 25, 2004, announcing the offering of $650 million in aggregate principal amount of Kerr-McGee's 6.95% Notes due 2024.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               KERR-McGEE CORPORATION

     Date:  August 6, 2004                     By: /s/ John M. Rauh
            --------------                         -----------------------------
                                                   John M. Rauh
                                                   Vice President and Controller
                                                   and Chief Accounting Officer