Form 10-Q
period 2004-09-30
KERR MCGEE CORP /DE
filed 2004-11-09
CIK 1141185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☒          No ☐

Number of shares of common stock, $1.00 par value, outstanding as of October 31, 2004:
151,692,157.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Millions of dollars, except per-share amounts)	2004	2003	2004	2003

Revenues	$1,366.2	$1,006.1	$3,579.6	$3,158.3

Costs and Expenses
Costs and operating expenses	530.9	409.9	1,366.5	1,233.4
Selling, general and administrative expenses	84.6	98.3	248.3	248.3
Shipping and handling expenses	43.4	34.4	119.5	101.4
Depreciation and depletion	362.8	180.6	744.1	563.2
Accretion expense	8.2	6.3	21.6	18.8
Asset impairments	7.4	6.8	21.7	11.9
Loss (gain) associated with assets held for sale	(.1)	(11.2)	7.2	(16.9)
Exploration, including dry holes and amortization of undeveloped leases	98.9	79.8	215.0	286.9
Taxes, other than income taxes	44.8	23.5	101.8	69.9
Provision for environmental remediation and restoration, net of reimbursements	74.3	47.2	80.9	66.4
Interest and debt expense	67.9	62.8	180.6	191.2
Total Costs and Expenses	1,323.1	938.4	3,107.2	2,774.5

	43.1	67.7	472.4	383.8
Other Expense	(20.4)	(17.5)	(27.7)	(42.7)

Income from Continuing Operations before Income Taxes	22.7	50.2	444.7	341.1
Provision for Income Taxes	(15.3)	(21.1)	(174.5)	(138.0)

Income from Continuing Operations	7.4	29.1	270.2	203.1
Loss from Discontinued Operations (net of income tax benefit)	-	(.3)	-	(.1)
Cumulative Effect of Change in Accounting Principle (net of benefit for income taxes of $18.2)	-	-	-	(34.7)

Net Income	$7.4	$28.8	$270.2	$168.3

Income (Loss) per Common Share
Basic -
Continuing operations	$.05	$.29	$2.29	$2.02
Discontinued operations	-	-	-	-
Cumulative effect of change in accounting principle	-	-	-	(.34)

Total	$.05	$.29	$2.29	$1.68
Diluted -
Continuing operations	$.05	$.29	$2.22	$1.98
Discontinued operations	-	-	-	-
Cumulative effect of change in accounting principle	-	-	-	(.31)

Total	$.05	$.29	$2.22	$1.67

Dividends Declared per Common Share	$.45	$.45	$1.35	$1.35

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(Millions of dollars)	2004	2003

ASSETS
Current Assets
Cash	$128.2	$142.0
Accounts receivable	682.5	583.3
Inventories	380.2	393.4
Investment in equity securities	-	509.8
Deposits, prepaid expenses and other assets	181.3	127.6
Deferred income taxes	435.2	76.0
Current assets associated with properties held for disposal	-	.4
Total Current Assets	1,807.4	1,832.5

Property, Plant and Equipment	18,715.4	14,272.8
Less reserves for depreciation, depletion and amortization	(7,880.5)	(6,870.1)
	10,834.9	7,402.7

Investments and Other Assets	534.8	564.7
Goodwill	1,198.3	357.3
Other Intangible Assets	97.1	64.4
Long-Term Assets Associated with Properties Held for Disposal	-	28.3

Total Assets	$14,472.5	$10,249.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$516.9	$475.5
Long-term debt due within one year	351.5	574.3
Taxes on income	84.1	126.6
Taxes, other than income taxes	69.5	36.5
Derivative liabilities	721.4	354.2
Accrued liabilities	720.9	664.5
Total Current Liabilities	2,464.3	2,231.6

Long-Term Debt	3,565.8	3,081.2

Deferred Income Taxes	2,185.2	1,334.7
Asset Retirement Obligations	494.3	384.6
Oil and Gas Derivative Liabilities	270.4	2.1
Other Liabilities and Deferred Credits	579.4	563.9
Long-Term Liabilities Associated with Properties Held for Disposal	-	16.0
	3,529.3	2,301.3
Stockholders' Equity
Common stock, par value $1 - 300,000,000 shares
authorized, 151,591,996 shares issued at 9-30-04
and 100,892,354 shares issued at 12-31-03	151.6	100.9
Capital in excess of par value	4,182.4	1,708.3
Preferred stock purchase rights	1.0	1.0
Retained earnings	1,037.1	927.2
Accumulated other comprehensive loss	(390.4)	(45.4)
Common shares in treasury, at cost - 150,280 shares
at 9-30-04 and 31,924 at 12-31-03	(7.6)	(1.6)
Deferred compensation	(61.0)	(54.6)
Total Stockholders' Equity	4,913.1	2,635.8

Total Liabilities and Stockholders’ Equity	$14,472.5	$10,249.9

The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(Millions of dollars)	2004	2003

Operating Activities
Net income	$270.2	$168.3
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation, depletion and amortization	784.5	617.1
Accretion expense	21.6	18.8
Asset impairments	21.7	11.9
(Gain) loss associated with assets held for sale	7.2	(10.7)
Dry hole costs	80.1	162.7
Deferred income taxes	86.5	85.8
Provision for environmental remediation and
restoration, net of reimbursements	80.9	66.3
Cumulative effect of change in accounting principle	-	34.7
Noncash items affecting net income	165.1	121.7
Other net cash used in operating activities	(190.6)	(84.5)
Net Cash Provided by Operating Activities	1,327.2	1,192.1

Investing Activities
Capital expenditures	(832.0)	(749.4)
Dry hole costs	(45.8)	(162.7)
Cash acquired in Westport acquisition (1)	43.0	-
Proceeds from sales of assets	10.6	258.6
Acquisitions	-	(69.6)
Other investing activities	8.4	(36.6)
Net Cash Used in Investing Activities	(815.8)	(759.7)

Financing Activities
Issuance of long-term debt	900.0	31.5
Repayment of long-term debt	(1,277.9)	(225.0)
Issuance of common stock	34.1	-
Dividends paid	(136.6)	(135.9)
Settlement of Westport derivatives	(45.1)	-
Other financing activities	-	(.6)
Net Cash Used in Financing Activities	(525.5)	(330.0)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	.3	2.6

Net Increase (Decrease) in Cash and Cash Equivalents	(13.8)	105.0

Cash and Cash Equivalents at Beginning of Period	142.0	89.9

Cash and Cash Equivalents at End of Period	$128.2	$194.9

(1)	See Notes B and E for information regarding the business combination and related noncash investing and financing activities.

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

A.	Basis of Presentation and Accounting Policies

Basis of Presentation

The condensed financial statements included herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments, consisting only of adjustments that are normal and recurring in nature, necessary to present fairly the resulting operations for the indicated periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with t he financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

Business Segments

The company has three reportable segments: oil and gas exploration and production, production and marketing of titanium dioxide pigment (chemicals - pigment), and production and marketing of other chemicals (chemicals - other). Other chemicals include the company’s electrolytic manufacturing and marketing operations and forest products treatment business.

Employee Stock Option Plans

The company accounts for its stock option plans under the intrinsic-value method permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no stock-based employee compensation cost is reflected in net income for the issuance of stock options under the company’s plans, since all options were fixed-price options with an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	Three		Nine
	Months Ended		Months Ended
(Millions of dollars,	September 30,		September 30,
except per share amounts)	2004	2003	2004	2003
Net income as reported	$7.4	$28.8	$270.2	$168.3
Less stock-based compensation expense determined
using a fair-value method, net of taxes	(3.2)	(4.0)	(10.0)	(12.1)
Pro forma net income	$4.2	$24.8	$260.2	$156.2

Net income per share -
Basic -
As reported	$.05	$.29	$2.29	$1.68
Pro forma	.03	.25	2.20	1.56

Diluted -
As reported	.05	.29	2.22	1.67
Pro forma	.03	.25	2.15	1.56

Goodwill and Other Intangible Assets

In accordance with FAS 142, "Goodwill and Other Intangible Assets," goodwill and certain indefinite-lived intangibles are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. The annual test for impairment was completed in the second quarter of 2004, with no impairment indicated. The amounts tested for impairment excluded goodwill and intangible assets recorded in connection with the company’s merger with Westport Resources Corporation (Westport) on June 25, 2004.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

B.	Business Combination

On June 25, 2004, Kerr-McGee completed its merger with Westport, an independent oil and gas exploration and production company with operations in the Rocky Mountain, Mid-Continent and Gulf Coast areas onshore U.S. and in the Gulf of Mexico. The merger increased Kerr-McGee’s proved reserves by approximately 30%, bringing the combined company’s total reserves as of December 31, 2003, to approximately 1.3 billion barrels of oil equivalent had the merger occurred at that date.

On the effective date of the merger, each issued and outstanding share of Westport common stock was converted into .71 shares of Kerr-McGee common stock. As a result, Kerr-McGee issued 48.9 million shares of common stock to Westport's stockholders. The common stock exchanged in the merger was valued at $2.4 billion based on Kerr-McGee’s weighted average stock price two days before and after April 7, 2004, the date the merger was publicly announced. Kerr-McGee also exchanged 1.9 million stock options for options held by Westport employees. The fair value of the vested options exchanged was $33.7 million, determined using the Black-Scholes option pricing model.

The acquisition price, net of cash acquired of $43 million, totaled $4.6 billion, which includes the value of common stock and stock options exchanged, plus debt and other liabilities assumed, and merger costs. Westport’s assets and liabilities are reflected in the company’s balance sheet at September 30, 2004, and Westport’s results of operations are included in the company’s statement of income after June 25, 2004. The purchase price was allocated to specific assets and liabilities based on their estimated fair values at the merger date, with $841 million recorded as goodwill and $599 million recorded for net deferred tax liabilities. Certain data necessary to complete the company’s final purchase price allocation is not yet available, which includes, but is not limited to, identification a nd valuation of pre-acquisition contingencies and final tax returns that provide the underlying tax bases of Westport’s assets and liabilities at June 25, 2004. The company expects to complete its purchase price allocation later this year at which time the preliminary allocation will be revised and goodwill will be adjusted, if necessary. The company does not expect any significant changes to result from finalizing the Westport purchase price allocation.

The strategic benefits of the merger and the principal factors that contributed to Kerr-McGee recognizing goodwill are as follows:

•	Provides complementary high-quality assets in core U.S. onshore and Gulf of Mexico regions;
•	Enhances the stability of high-margin production;
•	Expands low-risk exploitation opportunities;
•	Increases free cash flow for Kerr-McGee’s high-potential exploration opportunities;
•	Reduces leverage and enables greater financial flexibility; and
•	Provides opportunities for synergies and related cost savings.

The condensed balance sheet information presented below shows the allocation of purchase price to Westport’s assets and liabilities as of the merger date:

Condensed Balance Sheet
(Millions of dollars)

Assets
Current Assets
Cash	$43.0
Accounts receivable	120.0
Derivative assets	2.2
Other current assets	26.7
Deferred income taxes	83.9
Total Current Assets	275.8

Property, Plant & Equipment:
Proved oil and gas properties	2,363.0
Unproved oil and gas properties	1,063.5
Other assets	60.4
Total Property, Plant & Equipment	3,486.9

Derivative Assets	4.0
Goodwill	841.2
Transportation Contracts	44.4

Total Assets	$4,652.3

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$189.2
Derivative liabilities	153.6
Total Current Liabilities	342.8

Long-Term Debt	1,045.5
Deferred Income Taxes	683.0
Asset Retirement Obligations	70.3
Derivative Liabilities	48.3
Total Liabilities	2,189.9

Stockholders’ Equity	2,462.4

Total Liabilities and Stockholders’ Equity	$4,652.3

The pro forma information presented below has been prepared to give effect to the Westport merger as if it had occurred at the beginning of the periods presented. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions deemed appropriate by Kerr-McGee. If the Westport merger had occurred in the past, Kerr-McGee’s operating results would have been different from those reflected in the pro forma information below; therefore, the pro forma information should not be relied upon as an indication of the operating results that Kerr-McGee would have achieved if the merger had occurred at the beginning of each period presented. The pro forma information also should not be used as an indication of the future results that Kerr-McGee will achieve after the Westport mer ger.

	Pro Forma Information
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Millions of dollars, except per-share amounts)	2004 (1)	2003	2004	2003

Revenues	$1,366.2	$1,193.1	$4,030.1	$3,701.3

Income from Continuing Operations	7.4	49.1	331.1	247.1

Net Income	7.4	48.8	331.1	208.3

Income per Common Share -
Basic	$.05	$.33	$2.21	$1.40
Diluted	.05	.32	2.16	1.40

(1) Reflects actual results since the Westport merger closed June 25, 2004.

C.	Derivatives

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

The following tables summarize the balance sheet presentation of the company’s derivatives as of September 30, 2004 and December 31, 2003:

	As of September 30, 2004
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred Gain
	Asset	Asset	Liability	Liability	(Loss) in AOCI(1)
Oil and gas commodity derivatives -
Kerr-McGee positions	$37.1	$12.4	$(530.5)	$(221.4)	$(423.9)
Acquired Westport positions	.7	1.7	(175.0)	(45.7)	(24.5)
Gas marketing-related derivatives	13.6	3.2	(13.4)	(3.3)	-
Foreign currency forward contracts	11.9	1.7	(2.5)	-	13.4
Interest rate swaps	-	-	-	11.5	-
Other	3.2	.8	-	-	2.6

Total derivative contracts	$66.5	$19.8	$(721.4)	$(258.9)	$(432.4)

	As of December 31, 2003
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred Gain
	Asset	Asset	Liability	Liability	(Loss) in AOCI(1)

Oil and gas commodity derivatives	$7.7	$14.9	$(181.3)	$-	$(106.3)
Gas marketing-related derivatives	8.0	2.1	(6.9)	(2.1)	-
Foreign currency forward contracts	28.0	-	(11.1)	-	17.0
Interest rate swaps	-	-	-	15.1	-
DECS call option	-	-	(154.9)	-	-
Other	.3	.5	-	-	.5

Total derivative contracts	$44.0	$17.5	$(354.2)	$13.0	$(88.8)

(1)  Amounts deferred in accumulated other comprehensive income (AOCI) are reflected net of tax.

The following tables summarize the gain (loss) and classification of the company’s financial derivative instruments in the Consolidated Statement of Income for the three and nine month periods ending September 30, 2004 and 2003:

	Three Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2004

		Costs and	Other		Costs and	Other
	Revenues	Expenses	Expense	Revenues	Expenses	Expense

Hedge Activity:
Oil and gas commodity derivatives	$(193.0)	$-	$-	$(409.8)	$-	$-
Foreign currency contracts	-	4.5	-	.3	12.6	-
Interest rate swaps	-	3.8	-	-	13.1	-
Other	-	.3	-	-	.6	-
Total hedging contracts	(193.0)	8.6	-	(409.5)	26.3	-

Nonhedge Activity:
Oil and gas commodity derivatives -
Kerr-McGee positions	(.3)	-	.9	(10.0)	-	3.1
Acquired Westport positions	(42.0)	-	-	(26.9)	-	-
Gas marketing-related derivatives	1.2	-	(.1)	4.6	-	(1.0)
DECS call option	-	-	(29.1)	-	-	(101.0)
Other	-	-	.3	-	-	(.5)
Total nonhedge contracts	(41.1)	-	(28.0)	(32.3)	-	(99.4)

Total derivative contracts	$(234.1)	$8.6	$(28.0)	$(441.8)	$26.3	$(99.4)

	Three Months Ended			Nine Months Ended
	September 30, 2003			September 30, 2003

		Costs and	Other		Costs and	Other
	Revenues	Expenses	Expense	Revenues	Expenses	Expense

Hedge Activity:
Oil and gas commodity derivatives	$(58.5)	$-	$-	$(225.1)	$-	$-
Foreign currency contracts	-	.9	-	-	5.9	-
Interest rate swaps	-	2.9	-	-	8.4	-
Total hedging contracts	(58.5)	3.8	-	(225.1)	14.3	-

Nonhedge Activity:
Oil and gas commodity derivatives	-	-	(5.3)	-	-	(9.4)
Gas marketing-related derivatives	1.5	-	(1.5)	(8.2)	-	(3.9)
DECS call option	-	-	45.3	-	-	(12.8)
Other	-	-	(1.0)	-	-	(1.3)
Total nonhedge contracts	1.5	-	37.5	(8.2)	-	(27.4)

Total derivative contracts	$(57.0)	$3.8	$37.5	$(233.3)	$14.3	$(27.4)

The company periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of its oil and gas production in the future. The fair value of these derivative instruments was determined based on prices actively quoted, generally NYMEX and Dated Brent prices. For derivative instruments qualifying as cash flow hedges, gains and losses are deferred in accumulated other comprehensive income and reclassified into earnings when the associated hedged production occurs. The company expects to reclassify after-tax net deferred losses of $344.8 million into earnings during the next 12 months (assuming no further changes in the fair market value of the related contracts). Losses for hedge ineffectiveness are recognized as a reduction to revenues in the Consolidated Sta tement of Income and were not material for the three and nine month periods ending September 30, 2004 and 2003.

Between March 31, 2004 and April 6, 2004, Kerr-McGee entered into additional financial derivative instruments in the form of fixed-price swaps and costless collars relating to specified quantities of projected 2004-2006 production that was not already hedged. Certain crude oil and natural gas swaps covering the period from August to December 2004 were characterized initially as “nonhedge” derivatives in the second quarter of 2004, since Kerr-McGee’s U.S. production (excluding Westport volumes) was either already hedged or, in the case of Rocky Mountain production, the company did not have sufficient basis swaps in place to ensure that the hedges would be highly effective. Consequently, Kerr-McGee recognized mark-to-market losses of $9.8 million in earnings during the second quarter associated with thes e derivatives. In July 2004, after the Westport merger closed and with sufficient oil and gas production now available, these swaps were designated as hedges and, as such, the company is recognizing realized gains and losses in earnings as the hedged production is sold.

In connection with the merger, Kerr-McGee recognized a $195.7 million net liability associated with Westport’s existing commodity derivatives at the merger date (June 25, 2004). Some of these derivative instruments were designated as hedges in July 2004 in connection with the re-designation of Kerr-McGee’s merger-related derivatives described above, while others do not qualify for hedge accounting treatment. Kerr-McGee recognized a mark-to-market gain of $15.2 million in earnings during the second quarter since the value of the net derivative liability had decreased to $180.5 million by June 30, 2004.

Westport’s derivatives in place at the merger date consisted of fixed-price oil and gas swaps, natural gas basis swaps, and costless and three-way collars. The fixed-price oil and gas swaps and natural gas basis swaps qualify for hedge accounting and were designated as hedges in July 2004. Accordingly, realized gains and losses on those derivative instruments are reflected in earnings when the hedged production is sold. However, the costless and three-way collars do not qualify for hedge accounting treatment under existing accounting standards because they represent “net written options” at the merger date. As a result, even though these collars effectively reduce commodity price risk for the combined company’s production, Kerr-McGee will continue to recognize mark-to-market gains and losses in fu ture earnings until the collars mature rather than defer such amounts in accumulated other comprehensive income. During the quarter ended September 30, 2004, the company recognized a $42 million pre-tax nonhedge loss in earnings associated with Westport’s costless and three-way collars and the net derivative liability at September 30, 2004, was $99.8 million.

In addition to the company's hedging program, Kerr-McGee has certain natural gas basis swaps associated with Rocky Mountain production settling between 2004 and 2008 that were acquired in the 2001 HS Resources merger. Through December 2003, the company treated these gas basis swaps as nonhedge derivatives, and changes in fair value were recognized in earnings. The company has designated those swaps settling in 2004 and 2005 as hedges since the basis swaps have now been coupled with natural gas fixed-price swaps, while the remainder settling between 2006 and 2008 will continue to be treated as nonhedge derivatives. From time to time, the company also enters into basis swaps to help mitigate its exposure to localized natural gas indices by, in effect, converting a portion of its Rocky Mountain price exposure to NYMEX-b ased pricing. To the extent such basis swaps are coupled with natural gas fixed-price swaps, they are afforded hedge accounting treatment; otherwise, any mark-to-market gains or losses are recognized in earnings currently.

The company’s marketing subsidiary, Kerr-McGee Energy Services Corporation (KMES) markets natural gas (including equity gas) in the Denver area. Contracts for the physical delivery of gas at fixed prices have not been designated as hedges and are marked-to-market through earnings. KMES has entered into natural gas swaps and basis swaps that largely offset its fixed-price risk on physical contracts and lock in the margins associated with the physical sale. The gains or losses on these derivative contracts, which also are marked-to-market through earnings, substantially offset the gains and losses from the fixed-price physical contracts.

From time to time, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling, and sales of euro) have been designated and have qualified as cash flow hedges of the company’s anticipated future cash flows related to pigment sales, operating costs, capital expenditures and raw material purchases. These forward contracts generally have durations of less than three years. Changes in the fair value of these contracts are recorded in accumulated other comprehensive loss and will be recognized in earnings in the periods during which the hedged forecasted transactions affect earnings (i.e., when the forward contracts close in the case of a hedge of sales revenues or operating costs, when the hedged assets are depre ciated in the case of a hedge of capital expenditures and when finished inventory is sold in the case of a hedged raw material purchase). The company expects to reclassify after-tax net gains of approximately $4.6 million into earnings during the next 12 months, assuming no further changes in the fair value of the contracts. No hedges were discontinued during the first nine months of 2004, and no ineffectiveness was recognized.

In connection with the issuance of $350 million, 5.375% notes due April 15, 2005, the company entered into an interest rate swap arrangement in April 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate of LIBOR plus .875%. During February 2004, the company reviewed the composition of its outstanding debt and entered into additional interest rate swaps, converting an aggregate of $566 million in fixed-rate debt to variable-rate debt. Under the interest rate swaps, $150 million of 6.625% notes due October 15, 2007, will pay a variable rate of LIBOR plus 3.35%; $109 million of 8.125% notes due October 15, 2005, will pay a variable rate of LIBOR plus 5.86%; and $307 million of 5.875% notes due September 15, 2006, will pay a variable rate of LIBOR plus 3.1%. The company considers these swaps to be a hedge against the change in fair value of the related debt as a result of interest rate changes. Any gain or loss on the swaps is offset by a comparable gain or loss resulting from recording changes in the fair value of the related debt. The critical terms of the swaps match the terms of the debt; therefore, the swaps are considered highly effective and no hedge ineffectiveness has been recognized.

The company issued 5 1/2% notes exchangeable for common stock (DECS) in August 1999, which allowed each holder to receive between .85 and 1.0 share of Devon common stock or, at the company’s option, an equivalent amount of cash at maturity in August 2004. Embedded options in the DECS provided the company a floor price on Devon’s common stock of $33.19 per share (the put option). The company also had the right to retain up to 15% of the shares if Devon’s stock price was greater than $39.16 per share (the DECS holders had an embedded call option on 85% of the shares). Using the Black-Scholes valuation model, the company recognized any gains or losses resulting from changes in the fair value of the put and call options in other expense. The fluctuation in the value of the put and call derivative financial instruments generally offset the increase or decrease in the market value of the Devon stock classified as trading, which was also recognized in other expense. The company recognized a gain of $29.4 million and a loss of $43.9 million in the three month periods ending September 30, 2004 and 2003, respectively, related to the changes in market value of the Devon stock. In the corresponding nine month periods, the company recognized gains on revaluation of the Devon stock of $103.2 million and $19.3 million, respectively. The DECS were settled on August 2, 2004, with the distribution of shares of Devon common stock.

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

In September 2004, the company shut down sulfate-process titanium dioxide pigment production at its Savannah, Georgia facility. In connection with the closure, the company recognized a $7.4 million asset impairment loss on indefinite-lived intangible assets in the third quarter of 2004. See Note L for information on other third quarter provisions related to the shutdown.

Impairment losses totaling $14.3 million and $11.9 million were recognized during the first nine months of 2004 and 2003, respectively, for certain oil and gas producing assets used in operations that are not considered held for sale. The 2004 impairments related primarily to a U.S. Gulf of Mexico field that experienced premature water breakthrough and ceased production sooner than expected.

The company continues to review its options with respect to its 100%-owned Leadon field and, particularly, the associated floating production, storage and offloading (FPSO) facility. Management presently intends to continue operating and producing the field until such time as the operating cash flow generated by the field does not support continued production or until a higher value option is identified. Given the significant value associated with the FPSO relative to the size of the entire project, the company will continue to pursue a long-term solution that achieves maximum value for Leadon - which may include disposing of the field, monetizing the FPSO by selling it as a development option for a third-party discovery, or redeployment in other company operations. As of September 30, 2004, the carrying value of the Leadon field assets totaled $350 million. Given the uncertainty concerning possible outcomes, it is reasonably possible that the company's estimate of future cash flows from the Leadon field and associated fair value could change in the near term due to, among other things, (i) unfavorable changes in commodity prices or operating costs, (ii) a production profile that declines more rapidly than currently anticipated, and/or (iii) unsuccessful results of marketing activities or failure to locate a strategic buyer (or suitable redeployment opportunity of the FPSO). Accordingly, management anticipates that the Leadon field will be subject to periodic impairment review until such time as the field is abandoned or sold. If future cash flows or fair value decrease from that presently estimated, an additional write-down of the Leadon field could occur in the future.

Capitalized costs associated with exploratory wells may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered. At September 30, 2004, the company had capitalized costs of approximately $181 million associated with such ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Brazil, Alaska and China.

During the third quarter, the company continued to operate its new high-productivity oxidation line for chloride-process titanium dioxide pigment at the Savannah facility, which has been producing improved ore yields. The company is evaluating the performance of this new oxidation line and expects to have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities by early 2005. The possible reconfiguration of the Savannah site, if any, could include redeployment of certain assets, idling of certain assets and reduction of the future useful life of certain assets, resulting in the acceleration of depreciation expense and the recognition of other charges. Additionally, the company is reviewing the future useful lives of certain assets in the company’s other chemical plants, w hich could result in the acceleration of depreciation expense and the recognition of other charges in the 2004 fourth quarter.

E.	Cash Flow Information

Net cash provided by operating activities reflects cash payments for income taxes and interest as follows:

	Nine Months Ended
	September 30,
(Millions of dollars)	2004	2003

Income tax payments	$118.9	$92.8
Less refunds received	(5.6)	(46.5)
Net income tax payments	$113.3	$46.3

Interest payments	$231.8	$198.7

Noncash items affecting net income included in the reconciliation of net income to net cash provided by operating activities include the following:

	Nine Months Ended
	September 30,
(Millions of dollars)	2004	2003

Incentive compensation provisions	$52.9	$31.1
Increase in fair value of trading securities (1)	(103.2)	(19.3)
Increase in fair value of embedded options in the DECS (1)	101.0	12.8
Net losses on equity method investments	23.3	23.7
Net periodic postretirement expense	19.4	24.1
Net periodic pension credit for qualified plan	(13.1)	(6.0)
Unrealized loss from nonhedge derivatives	34.8	13.5
All other (2)	50.0	41.8
Total	$165.1	$121.7

Other net cash provided by (used in) operating activities in the Consolidated Statement of Cash Flows consists of the following:

	Nine Months Ended
	September 30,
(Millions of dollars)	2004	2003

Changes in working capital accounts	$(69.2)	$18.8
Environmental expenditures	(69.9)	(61.8)
All other (2)	(51.5)	(41.5)
Total	$(190.6)	$(84.5)

Information about noncash investing and financing activities not reflected in the Consolidated Statement of Cash Flows follows:

	Nine Months Ended
	September 30,
(Millions of dollars)	2004	2003

Noncash investing activities
Increase in property, plant and equipment (3)	$3,486.9	$-
Decrease in property related to Gunnison operating lease agreement (4)	(82.6)	-
Increase in intangible assets (3)	44.4	-
Trading securities used for redemption of long-term debt (5)	(586.2)	-

Noncash financing activities
Issuance of common stock and stock options (3)	2,447.9	-
Long-term debt assumed (3)	1,045.5	-
Reduction in debt related to Gunnison operating lease agreement (4)	(75.3)	-
Long-term debt redeemed with trading securities (5)	(330.3)	-
Settlement of DECS derivative (5)	(255.9)	-

(1)    See Note C for a discussion of the accounting for the DECS.
(2)    No other individual item is material to total cash flows from operations.
(3)    Noncash transaction related to the Westport merger, see Note B.
(4)    See Note I for a discussion of the Gunnison Synthetic Trust.
(5)    See Note I for a discussion of the redemption of the DECS.

F.	Comprehensive Income and Financial Instruments

Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003, is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
(Millions of dollars)	2004	2003	2004	2003

Net income	$7.4	$28.8	$270.2	$168.3
Unrealized gains on securities	-	(5.1)	-	2.3
Reclassification of unrealized gains on available-
for-sale securities included in net income	-	-	(5.4)	-
Change in fair value of cash flow hedges	(159.3)	51.9	(343.6)	38.2
Foreign currency translation adjustment	6.7	3.6	(3.3)	31.6
Reclassification of foreign currency translation included in net income	7.0	-	7.0	-
Other	-	-	.3	.8
Comprehensive income (loss)	$(138.2)	$79.2	$(74.8)	$241.2

The company has certain investments that are considered to be available for sale. These financial instruments are carried in the Consolidated Balance Sheet at fair value, which is based on quoted market prices. The company had no securities classified as held to maturity at September 30, 2004 or December 31, 2003. At September 30, 2004 and December 31, 2003, available-for-sale securities for which fair value could be determined were as follows:

	September 30, 2004			December 31, 2003
			Gross			Gross
			Unrealized			Unrealized
	Fair		Holding	Fair		Holding
(Millions of dollars)	Value	Cost	Gain	Value	Cost	Gain

Equity securities	$-	$-	$-	$26.8	$9.8	$8.3	(1)
U.S. government obligations	3.9	3.9	-	3.9	3.9	-
Total			$-			$8.3

(1)	This amount includes $8.6 million of gross unrealized hedging losses on 15% of the exchangeable debt at the time of adoption of FAS 133.

The equity securities represent the company’s investment in Devon Energy Corporation common stock. During January 2004, the company sold its remaining Devon shares classified as available for sale for a pretax gain of $9 million. Proceeds from the January sales totaled $27.4 million. The cost of the shares sold and the amount of the gain reclassified from accumulated other comprehensive income were determined using the average cost of the shares held. The company also received proceeds of $11.5 million in January 2004 related to sales of Devon shares in December 2003, with a 2004 settlement date.

G.	Inventories

Major categories of inventories at September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
(Millions of dollars)	2004	2003

Chemicals and other products	$279.2	$306.7
Materials and supplies	85.8	80.2
Crude oil and natural gas liquids	15.2	6.5
Total	$380.2	$393.4

H.	Equity Affiliates

Investments in equity affiliates totaled $112.7 million at September 30, 2004, and $123.1 million at December 31, 2003. Pretax equity loss related to the investments is included in other expense in the Consolidated Statement of Income and totaled $8.6 million and $10.9 million for the three months ended September 30, 2004 and 2003, respectively. For the first nine months of 2004, the loss in equity affiliates totaled $23.3 million, compared with $23.7 million for the same 2003 period.

I.	Debt

As of September 30, 2004, long-term debt due within one year consisted of the following:

(Millions of dollars)

5.375% Notes due april 15, 2005	$350.0
Guaranteed Debt of Employe Stock Ownership Plan 9.61% Notes due in installments through January 2, 2005	1.5
Total	$351.5

As discussed in Note B, the company completed its merger with Westport on June 25, 2004. In connection with the merger, Kerr-McGee assumed the following Westport debt:

(Millions of dollars)	Fair Value

8.25% Notes due 2011 (face value $700 million)	$800.5
Revolving credit facility	245.0
Total	$1,045.5

On June 25, 2004, after completion of the merger, Kerr-McGee paid down all outstanding borrowings under the Westport revolving credit facility and the facility was terminated on July 13, 2004.

During June 2004, Kerr-McGee purchased Westport 8.25% Notes with an aggregate principal amount of $14.5 million ($16.1 million fair value). On July 1, 2004, Kerr-McGee issued a notice of redemption for the remaining 8.25% Westport notes and the notes were redeemed on July 31, 2004, at an aggregate redemption price of $785.5 million. The redemption price consisted of the face value of $700 million, less the amount previously purchased by Kerr-McGee of $14.5 million, plus a make-whole premium of $100 million.

On July 1, 2004, Kerr-McGee issued $650 million of 6.95% notes due July 1, 2024, with interest payable semi-annually. The notes were issued at 99.2%, resulting in a discount of $5 million which will be recognized as additional interest expense over the term of the notes. The proceeds from this debt issuance, together with proceeds from borrowings under the company’s revolving credit facilities, were used to redeem the 8.25% Westport notes discussed above.

On August 2, 2004, the company’s DECS were settled with the distribution of shares of Devon common stock, at which time the fair values of the embedded put and call options in the DECS were nil and $255.9 million, respectively, and the fair value of the 8.4 million Devon shares was $586.2 million. The fair value of the Devon shares less the call option liability resulted in a net asset carrying value of $330.3 million, which was exactly offset by the fair value of the DECS resulting in no gain or loss on redemption of the debt. The company recognized a charge against earnings of $6.9 million related to a cumulative translation adjustment recorded prior to 1999 when the company accounted for its investment in Devon using the equity method. Under the provisions of FAS 52, “Foreign Currency Translation,” the proportionate share of Devon’s cumulative translation adjustment was removed from equity and reported in earnings during August 2004, the period during which the liquidation of the associated investment occurred.

Certain of the company's long-term debt agreements contain restrictive covenants, including a minimum consolidated tangible net worth requirement of $2 billion and a maximum total debt to total capitalization ratio of 65%, as defined in the agreements. At September 30, 2004, the company’s consolidated tangible net worth was $4.4 billion and its total debt to total capitalization ratio was 40%, as computed in accordance with the agreements.

During 2001, the company entered into a leasing arrangement with Kerr-McGee Gunnison Trust (Gunnison Synthetic Trust) for the construction of the company's share of a platform to be used in the development of the Gunnison field, in which the company has a 50% working interest. Under the terms of the agreement, the company financed its share of construction costs for the platform under a synthetic lease credit facility between the trust and groups of financial institutions for up to $157 million, with the company making lease payments sufficient to pay interest at varying rates on the notes. Construction of the platform was completed in December 2003, with the company's share of construction costs totaling $149 million. On December 31, 2003, $65.6 million of the synthetic lease facility was converted to a leveraged le ase structure, whereby the company leases an interest in the platform under an operating lease agreement from a separate business trust.

Both the Gunnison Synthetic Trust and the new operating lease trust are considered variable interest entities under the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” As such, the company is required to analyze its relationship with each trust to determine whether the company is the primary beneficiary and, if so, required to consolidate the trusts. Based on the analyses performed, the company is not the primary beneficiary of the operating lease trust; however, the company was considered the primary beneficiary of the Gunnison Synthetic Trust. Accordingly, the remaining assets and liabilities of the Gunnison Synthetic Trust were reflected in the company’s Consolidated Balance Sheet at December 31, 2003, which included $82.6 mi llion in property, plant and equipment, $3.8 million in accrued liabilities, $75.3 million in long-term debt, and $3.5 million in minority interest. On January 15, 2004, the remaining $82.6 million of the synthetic lease facility was converted to a leveraged lease structure, and the related lessor trust is not subject to consolidation. As a result, the associated property and debt are not reflected in the company’s Consolidated Balance Sheet at September 30, 2004.

J.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS) from continuing operations for the three-month and nine-month periods ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,
	2004			2003

	Income from			Income from
(In millions, except	Continuing		Per-Share	Continuing		Per-Share
per-share amounts)	Operations	Shares	Income	Operations	Shares	Income

Basic EPS	$7.4	150.1	$.05	$29.1	100.1	$.29
Effect of dilutive securities:
Restricted stock	-	.5		-	.7
Stock options	-	.6		-	.1
Diluted EPS	$7.4	151.2	$.05	$29.1	100.9	$.29

	For the Nine Months Ended September 30,
	2004			2003

	Income from			Income from
(In millions, except	Continuing		Per-Share	Continuing		Per-Share
per-share amounts)	Operations	Shares	Income	Operations	Shares	Income

Basic EPS	$270.2	118.1	$2.29	$203.1	100.1	$2.02
Effect of dilutive securities:
5 ¼% convertible debentures	16.0	9.8		16.0	9.8
Restricted stock	-	.4		-	.7
Stock options	-	.4		-	.1
Diluted EPS	$286.2	128.7	$2.22	$219.1	110.7	$1.98

K.	Accounts Receivable Sales

In December 2000, the company began an accounts receivable monetization program for its pigment business through the sale of selected accounts receivable with a three-year, credit-insurance-backed asset securitization program. On July 30, 2003, the company restructured the existing accounts receivable monetization program to include the sale of receivables originated by the company’s European chemical operations. During the third quarter of 2004, the company completed its renewal of the program, extending the term through July 27, 2005. The maximum availability under the program is $165 million. Under the terms of the program, selected qualifying customer accounts receivable may be sold monthly to a special-purpose entity (SPE), which in turn sells an undivided ownership interest in the receivables to a third-pa rty multi-seller commercial paper conduit sponsored by an independent financial institution. The company sells, and retains an interest in, excess receivables to the SPE as over-collateralization for the program. The company's retained interest in the SPE's receivables is classified in trade accounts receivable in the accompanying Consolidated Balance Sheet. The retained interest is subordinate to, and provides credit enhancement for, the conduit's ownership interest in the SPE's receivables, and is available to the conduit to pay certain fees or expenses due to the conduit, and to absorb credit losses incurred on any of the SPE's receivables in the event of termination. However, the company believes that the risk of credit loss is very low since its bad-debt experience has historically been insignificant. The company retains servicing responsibilities and receives a servicing fee of 1.07% of the receivables sold for the period of time outstanding, generally 60 to 120 days. No recourse obligations were recor ded since the company has no obligations for any recourse actions on the sold receivables. The company also holds preference stock in the special-purpose entity equal to 3.5% of the receivables sold. The preference stock is essentially a retained deposit to provide further credit enhancements, if needed, but otherwise recoverable by the company at the end of the program.

The program includes a ratings downgrade trigger in the event Kerr-McGee's corporate senior unsecured debt rating falls below BBB- by S&P or Baa3 by Moody's, or in the event such rating has been suspended or withdrawn by S&P or Moody's. The result of the downgrade trigger is an increase in the cost of the program, along with other program modifications. In addition, the program includes a ratings downgrade termination event, upon which the program effectively liquidates over time and the third-party multi-seller commercial paper conduit is repaid by the collections on accounts receivable sold by the SPE. The ratings downgrade termination event is triggered if Kerr-McGee's corporate senior unsecured debt (i) is rated less than BBB- by S&P and Baa3 by Moody's, (ii) is rated less than BB+ by S&P or Ba1 b y Moody's or (iii) is withdrawn or suspended by S&P or Moody's.

The company sold $297 million and $287.6 million of its pigment receivables during the third quarter of 2004 and 2003, respectively and $837.9 million and $600.1 million during the first nine months of 2004 and 2003, respectively. Losses, though not material, are recorded on the receivable sales equal to the difference in the book value of the receivables sold and the total of cash and the fair value of the deposit retained by the special-purpose entity. The outstanding balance on receivables sold, net of the company's retained interest in receivables serving as over-collateralization, totaled $165 million at both September 30, 2004 and December 31, 2003.

L.	Work Force Reduction, Restructuring Provisions and Exit Activities

In September 2004, the company shut down sulfate and gypsum production at its Savannah, Georgia facility. During the third quarter of 2004, the company recognized a pretax charge of $104.6 million for costs associated with the shutdown. Of the total, $68.3 million related to accelerated depreciation of plant assets (of which $12.7 million related to an asset retirement obligation recognized during the third quarter of 2004), $15.6 million for inventory revaluation, $7.4 million for impairment of intangible assets, $6.7 million for severance and benefit plan curtailment costs, and $6.6 million for other closure costs. The severance provision of $4.2 million is included in the restructuring reserve table below. See Note O for additional discussion regarding the asset retirement obligation. The shutdown will result i n the elimination of 105 positions, the last of which will occur in early 2005. In addition, a $17.9 million charge was recognized in the third quarter of 2004 for accelerated depreciation of other plant assets at the Savannah facility that are no longer in service.

In connection with the Westport merger, the company recognized liabilities of $18.9 million associated with severance and relocation costs for certain former Westport employees. Terminations of 23 employees occurred in June 2004 and 44 employees remaining for transitional purposes will be terminated no later than June 25, 2005. Of the $18.9 million accrual, $18.1 million has been paid through the third quarter of 2004, with $.8 million remaining in the accrual at September 30, 2004.

In September 2003, the company announced a program to reduce its U.S. nonbargaining work force through both voluntary retirements and involuntary terminations. As a result of the program, the company’s eligible U.S. nonbargaining work force was reduced by approximately 9%, or 271 employees. Qualifying employees terminated under this program became eligible for enhanced benefits under the company's pension and postretirement plans, along with severance payments. The program was substantially completed by the end of 2003, with certain retiring employees staying into 2004 for transition purposes. In connection with the work force reduction, the company recognized a pretax charge of $56.4 million during the latter half of 2003, of which $16.7 million was recognized in the third quarter of 2003. The total charge i ncluded $34.2 million for curtailment and special termination benefits associated with the company’s retirement plans and $22.2 million for severance-related costs. The remaining provision for severance-related costs is included in the restructuring reserve balance below. Of the $22.2 million severance-related provision, $20.6 million has been paid through the third quarter of 2004, with $1.6 million remaining in the accrual at September 30, 2004.

During 2003, the company’s chemical - pigment operating unit provided $60.8 million pretax for costs associated with the closure of its synthetic rutile plant in Mobile, Alabama. Included in the $60.8 million were $14.1 million for the cumulative effect of change in accounting principle related to the recognition of an asset retirement obligation, $15.2 million for accelerated depreciation, $14.9 million for other shut-down related costs, $10.5 million for severance benefits and $6.1 million for benefit plan curtailment costs. The provision for severance benefits is included in the restructuring reserve table below (see Note O for a discussion of the asset retirement obligation). Of the total $10.5 million severance accrual, $8.6 million has been paid through the third quarter of 2004. Approximately 135 emplo yees will ultimately be terminated in connection with this plant closure, of which 117 had been terminated as of September 30, 2004. Payments are expected to continue through the end of 2007.

During 2002, the company’s chemical - other operating unit provided $16.5 million for costs associated with its plans to exit the forest products business. The company provided an additional $5.1 million in 2003 for severance benefits associated with exiting the forest products business, all of which was recorded during the first nine months of 2003. During the first nine months of 2004, the company provided an additional $1.8 million for dismantlement and closure costs. These costs are reflected in costs and operating expenses in the Consolidated Statement of Income. Included in the total provision of $23.4 million were $17.3 million for dismantlement and closure costs, and $6.1 million for severance costs. Of the total provision, $15.7 million has been paid through the 2004 third quarter and $7.1 million re mained in the accrual at September 30, 2004. Payments related to the plant closures are expected to continue for several years in connection with dismantlement and clean up efforts; however, payments for severance should be complete by February 2005. As a result of this exit plan, approximately 226 employees will be terminated, of which 216 had been terminated as of September 30, 2004.

In 2001, the company’s chemical - pigment operating unit provided $31.8 million pretax related to the closure of a plant in Antwerp, Belgium. Of this total accrual, $27.2 million had been paid through the 2004 third quarter and $4.3 million remained in the accrual at September 30, 2004. As a result of this plant closure, 121 employees were terminated. Payments are expected to continue through the end of 2015.

The provisions, payments, adjustments and restructuring reserve balances for the nine-month period ended September 30, 2004, are included in the table below.

			Dismantlement
		Personnel	And
(Millions of dollars)	Total	Costs	Closure

December 31, 2003	$39.1	$26.5	$12.6
Westport severance/relocation	18.9	18.9	-
Provisions	6.0	4.2	1.8
Payments	(43.0)	(37.2)	(5.8)
Adjustments	.3	-	.3
September 30, 2004	$21.3	$12.4	$8.9

M.	Condensed Consolidating Financial Information

On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering and on July 1, 2004, Kerr-McGee Corporation issued an additional $650 million of long-term notes. These notes are general, unsecured obligations of the company and rank in parity with all of the company's other unsecured and unsubordinated indebtedness. Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation have guaranteed the notes. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries, including the indebtedness assumed in the purchase of HS Resources. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information. The top holding company is Kerr-McGee Corporation. The guarantor subsidiaries inclu de Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation.

The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiaries, and (c) the non-guarantor subsidiaries on a consolidated basis.

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2004

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$235.7	$1,130.5	$-	$1,366.2

Costs and Expenses
Costs and operating expenses	-	123.2	408.1	(.4)	530.9
Selling, general and administrative expenses	.3	4.7	79.6	-	84.6
Shipping and handling expenses	-	2.3	41.1	-	43.4
Depreciation and depletion	-	30.0	332.8	-	362.8
Accretion expense	-	.7	7.5	-	8.2
Asset impairments	-	-	7.4	-	7.4
Gain associated with assets held for sale	-	-	(.1)	-	(.1)
Exploration, including dry holes and amortization of undeveloped leases	-	1.9	97.0	-	98.9
Taxes, other than income taxes	-	9.4	35.5	(.1)	44.8
Provision for environmental remediation
and restoration, net of reimbursements	-	50.7	23.6	-	74.3
Interest and debt expense	41.1	9.0	81.1	(63.3)	67.9
Total Costs and Expenses	41.4	231.9	1,113.6	(63.8)	1,323.1

	(41.4)	3.8	16.9	63.8	43.1
Other Income (Expense)	64.1	(136.7)	21.0	31.2	(20.4)
Income (Loss) before Income Taxes	22.7	(132.9)	37.9	95.0	22.7
Benefit (Provision) for Income Taxes	(15.3)	63.0	(46.1)	(16.9)	(15.3)
Net Income (Loss)	$7.4	$(69.9)	$(8.2)	$78.1	$7.4

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2003

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$180.6	$819.1	$6.4	$1,006.1

Costs and Expenses
Costs and operating expenses	-	94.8	307.9	7.2	409.9
Selling, general and administrative expenses	-	2.4	95.9	-	98.3
Shipping and handling expenses	-	2.1	32.3	-	34.4
Depreciation and depletion	-	30.7	149.9	-	180.6
Accretion expense	-	.6	5.7	-	6.3
Asset impairments	-	-	6.8	-	6.8
Gain associated with assets held for sale	-	(.3)	(10.9)	-	(11.2)
Exploration, including dry holes and
amortization of undeveloped leases	-	5.0	74.8	-	79.8
Taxes, other than income taxes	-	7.9	15.6	-	23.5
Provision for environmental remediation
and restoration, net of reimbursements	-	28.6	18.6	-	47.2
Interest and debt expense	29.3	9.4	65.1	(41.0)	62.8
Total Costs and Expenses	29.3	181.2	761.7	(33.8)	938.4

	(29.3)	(.6)	57.4	40.2	67.7
Other Income (Expense)	79.2	(17.5)	11.4	(90.6)	(17.5)
Income (Loss) from Continuing Operations
before Income Taxes	49.9	(18.1)	68.8	(50.4)	50.2
Benefit (Provision) for Income Taxes	(21.1)	7.8	(28.9)	21.1	(21.1)
Income (Loss) from Continuing Operations	28.8	(10.3)	39.9	(29.3)	29.1
Loss from Discontinued Operations
(net of tax)	-	-	(.3)	-	(.3)
Net Income (Loss)	$28.8	$(10.3)	$39.6	$(29.3)	$28.8

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2004

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$662.2	$2,917.4	$-	$3,579.6

Costs and Expenses
Costs and operating expenses	-	342.1	1,025.8	(1.4)	1,366.5
Selling, general and administrative expenses	1.0	5.4	241.9	-	248.3
Shipping and handling expenses	-	5.9	113.6	-	119.5
Depreciation and depletion	-	90.2	653.9	-	744.1
Accretion expense	-	2.0	19.6	-	21.6
Asset impairments	-	.9	20.8	-	21.7
Loss associated with assets held for sale	-	.1	7.1	-	7.2
Exploration, including dry holes and
amortization of undeveloped leases	-	8.4	206.6	-	215.0
Taxes, other than income taxes	.1	26.8	75.0	(.1)	101.8
Provision for environmental remediation
and restoration, net of reimbursements	-	57.0	23.9	-	80.9
Interest and debt expense	95.2	27.1	220.4	(162.1)	180.6
Total Costs and Expenses	96.3	565.9	2,608.6	(163.6)	3,107.2

	(96.3)	96.3	308.8	163.6	472.4
Other Income (Expense)	541.0	(126.9)	70.3	(512.1)	(27.7)
Income (Loss) before Income Taxes	444.7	(30.6)	379.1	(348.5)	444.7
Benefit (Provision) for Income Taxes	(174.5)	26.2	(177.7)	151.5	(174.5)
Net Income (Loss)	$270.2	$(4.4)	$201.4	$(197.0)	$270.2

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2003

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$503.7	$2,654.6	$-	$3,158.3

Costs and Expenses
Costs and operating expenses	-	248.4	985.0	-	1,233.4
Selling, general and administrative expenses	-	12.5	235.8	-	248.3
Shipping and handling expenses	-	6.8	94.6	-	101.4
Depreciation and depletion	-	91.0	472.2	-	563.2
Accretion expense	-	1.8	17.0	-	18.8
Asset impairments	-	-	11.9	-	11.9
Loss (gain) associated with assets held for sale	-	1.4	(18.3)	-	(16.9)
Exploration, including dry holes and
amortization of undeveloped leases	-	11.8	275.1	-	286.9
Taxes, other than income taxes	.2	16.6	53.1	-	69.9
Provision for environmental remediation
and restoration, net of reimbursements	-	34.4	32.0	-	66.4
Interest and debt expense	87.0	26.0	208.0	(129.8)	191.2
Total Costs and Expenses	87.2	450.7	2,366.4	(129.8)	2,774.5

	(87.2)	53.0	288.2	129.8	383.8
Other Income (Expense)	375.5	(42.7)	56.0	(431.5)	(42.7)
Income from Continuing Operations before Income Taxes	288.3	10.3	344.2	(301.7)	341.1
Benefit (Provision) for Income Taxes	(120.0)	5.0	(136.0)	113.0	(138.0)
Income from Continuing Operations	168.3	15.3	208.2	(188.7)	203.1
Income (Loss) from Discontinued Operations
(net of tax)	-	12.4	(12.5)	-	(.1)
Cumulative Effect of Change in Accounting
Principle (net of tax)	-	(1.3)	(33.4)	-	(34.7)
Net Income	$168.3	$26.4	$162.3	$(188.7)	$168.3

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
September 30, 2004

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash	$1.5	$-	$126.7	$-	$128.2
Intercompany receivables	.2	-	58.8	(59.0)	-
Accounts receivable	-	136.0	546.5	-	682.5
Inventories	-	5.3	374.9	-	380.2
Deposits, prepaid expenses and other assets	.4	20.1	160.8	-	181.3
Deferred income taxes	.1	18.8	416.3	-	435.2
Total Current Assets	2.2	180.2	1,684.0	(59.0)	1,807.4

Property, Plant and Equipment - Net	-	1,947.7	8,887.2	-	10,834.9
Investments in Subsidiaries	5,851.3	633.3	-	(6,484.6)	-
Investments and Other Assets	15.3	53.8	546.4	(80.7)	534.8
Goodwill	-	346.4	851.9	-	1,198.3
Other Intangible Assets	-	6.1	91.0	-	97.1
Total Assets	$5,868.8	$3,167.5	$12,060.5	$(6,624.3)	$14,472.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$68.5	$621.7	$1,255.5	$(1,945.7)	$-
Accounts payable	68.0	38.0	410.9	-	516.9
Long-term debt due within one year	350.0	-	1.5	-	351.5
Other current liabilities	(31.3)	178.6	1,464.3	(15.7)	1,595.9
Total Current Liabilities	455.2	838.3	3,132.2	(1,961.4)	2,464.3

Long-Term Debt	2,224.5	-	1,341.3	-	3,565.8

Other Liabilities and Deferred Credits	30.9	716.2	2,783.7	(1.5)	3,529.3
Stockholders' Equity	3,158.2	1,613.0	4,803.3	(4,661.4)	4,913.1
Total Liabilities and Stockholders' Equity	$5,868.8	$3,167.5	$12,060.5	$(6,624.3)	$14,472.5

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
December 31, 2003

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash	$2.2	$-	$139.8	$-	$142.0
Intercompany receivables	7.0	-	58.8	(65.8)	-
Accounts receivable	-	125.2	458.1	-	583.3
Inventories	-	5.4	388.0	-	393.4
Deposits, prepaid expenses and other assets	-	17.9	619.5	-	637.4
Deferred income taxes	1.4	17.7	56.9	-	76.0
Current assets associated with properties
held for disposal	-	-	.4	-	.4
Total Current Assets	10.6	166.2	1,721.5	(65.8)	1,832.5

Property, Plant and Equipment - Net	-	1,966.6	5,436.1	-	7,402.7
Investments in Subsidiaries	3,181.6	732.4	-	(3,914.0)	-
Investments and Other Assets	10.2	96.0	538.1	(79.6)	564.7
Goodwill	-	346.4	10.9	-	357.3
Other Intangible Assets	-	8.7	55.7	-	64.4
Long-term Assets Associated with Properties
Held for Disposal	-	-	28.3	-	28.3
Total Assets	$3,202.4	$3,316.3	$7,790.6	$(4,059.4)	$10,249.9

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$68.6	$892.9	$1,088.9	$(2,050.4)	$-
Accounts payable	45.4	38.9	391.2	-	475.5
Long-term debt due within one year	-	-	574.3	-	574.3
Other current liabilities	36.8	173.2	971.8	-	1,181.8
Total Current Liabilities	150.8	1,105.0	3,026.2	(2,050.4)	2,231.6

Long-Term Debt	1,829.3	-	1,251.9	-	3,081.2

Other Liabilities and Deferred Credits	(4.5)	696.0	1,595.7	(1.9)	2,285.3
Long-Term Liabilities Associated with Properties
Held for Disposal	-	-	16.0	-	16.0
Stockholders' Equity	1,226.8	1,515.3	1,900.8	(2,007.1)	2,635.8
Total Liabilities and Stockholders' Equity	$3,202.4	$3,316.3	$7,790.6	$(4,059.4)	$10,249.9

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004

			Non-
	Kerr-McGee	Guarantor	Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income (loss)	$270.2	$(4.4)	$201.4	$(197.0)	$270.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation, depletion and amortization	-	94.5	690.0	-	784.5
Accretion expense	-	2.0	19.6	-	21.6
Asset impairments	-	.9	20.8	-	21.7
Loss associated with assets held for sale	-	.1	7.1	-	7.2
Equity in (earnings) losses of subsidiaries	(292.3)	94.0	-	198.3	-
Dry hole costs	-	.3	79.8	-	80.1
Deferred income taxes	36.7	(8.7)	58.5	-	86.5
Provision for environmental remediation and restoration, net of reimbursements	-	57.0	23.9	-	80.9
Noncash items affecting net income	.5	29.2	135.4	-	165.1
Other net cash used in operating activities	(84.6)	(8.3)	(96.4)	(1.3)	(190.6)
Net Cash Provided by (Used in) Operating
Activities	(69.5)	256.6	1,140.1	-	1,327.2

Investing Activities
Capital expenditures	-	(82.9)	(749.1)	-	(832.0)
Dry hole costs	-	-	(45.8)	-	(45.8)
Westport acquisition	-	-	43.0	-	43.0
Proceeds from sales of assets	-	7.4	3.2	-	10.6
Other investing activities	-	-	8.4	-	8.4
Net Cash Used in Investing Activities	-	(75.5)	(740.3)	-	(815.8)

Financing Activities
Issuance of long-term debt	738.6	-	161.4	-	900.0
Repayment of long-term debt	-	-	(1,277.9)	-	(1,277.9)
Increase (decrease) in intercompany
notes payable	(567.3)	(181.1)	748.4	-	-
Issuance of common stock	34.1	-	-	-	34.1
Dividends paid	(136.6)	-	-	-	(136.6)
Settlement of Westport derivatives	-	-	(45.1)	-	(45.1)
Net Cash Provided by (Used in) Financing
Activities	68.8	(181.1)	(413.2)	-	(525.5)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	.3	-	.3
Net Decrease in Cash and Cash Equivalents	(.7)	-	(13.1)	-	(13.8)
Cash and Cash Equivalents at Beginning of Period	2.2	-	139.8	-	142.0
Cash and Cash Equivalents at End of Period	$1.5	$-	$126.7	$-	$128.2

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2003

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net income	$168.3	$26.4	$162.3	$(188.7)	$168.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation, depletion and amortization	-	94.5	522.6	-	617.1
Accretion expense	-	1.8	17.0	-	18.8
Asset impairments	-	-	11.9	-	11.9
Loss associated with assets held for sale	-	-	(10.7)	-	(10.7)
Equity in (earnings) losses of subsidiaries	(188.3)	38.9	-	149.4	-
Dry hole costs	-	-	162.7	-	162.7
Deferred income taxes	-	54.2	31.6	-	85.8
Provision for environmental remediation
and restoration, net of reimbursements	-	34.4	31.9	-	66.3
Cumulative effect of change in accounting principle	-	1.3	33.4	-	34.7
Noncash items affecting net income	1.3	27.9	92.5	-	121.7
Other net cash provided by (used in) operating activities	(36.2)	(135.6)	87.3	-	(84.5)
Net Cash Provided by (Used in) Operating
Activities	(54.9)	143.8	1,142.5	(39.3)	1,192.1

Investing Activities
Capital expenditures	-	(91.6)	(657.8)	-	(749.4)
Dry hole costs	-	-	(162.7)	-	(162.7)
Proceeds from sales of assets	-	7.1	251.5	-	258.6
Acquisitions	-	-	(69.6)	-	(69.6)
Other investing activities	-	-	(36.6)	-	(36.6)
Net Cash Used in Investing Activities	-	(84.5)	(675.2)	-	(759.7)

Financing Activities
Issuance of long-term debt	-	-	31.5	-	31.5
Repayment of long-term debt	-	-	(225.0)	-	(225.0)
Increase (decrease) in intercompany notes payable	189.8	(59.3)	(130.2)	(.3)	-
Dividends paid	(135.9)	-	(40.9)	40.9	(135.9)
Other financing activities	-	-	.7	(1.3)	(.6)
Net Cash Provided by (Used in) Financing
Activities	53.9	(59.3)	(363.9)	39.3	(330.0)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	2.6	-	2.6
Net Increase (Decrease) in Cash and Cash
Equivalents	(1.0)	-	106.0	-	105.0
Cash and Cash Equivalents at Beginning of Period	2.5	-	87.4	-	89.9
Cash and Cash Equivalents at End of Period	$1.5	$-	$193.4	$-	$194.9

N.    Contingencies

The following table summarizes the contingency reserve balances, provisions, payments, and adjustments for the nine-month period ended September 30, 2004.

	Total	Reserves for
	Contingency	Environmental		Legal
(Millions of dollars)	Reserves	Remediation		Reserves

December 31, 2003	$296.0	$259.3		$36.7
Provisions	117.9	103.9	(1)	14.0
Payments	(77.2)	(70.6)		(6.6)
Adjustments	.1	-		.1
September 30, 2004	$336.8	$292.6	(2)	$44.2

(1) Includes $13.2 million that was recognized as an asset retirement obligation.
(2) The summary of environmental reserves includes $24.2 million that has been recognized as an asset retirement obligation and included in Note O.

Management believes, after consultation with general counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review, though the company cannot now reliably estimate the amount of future additions to the reserves. Following are discussions regarding certain environmental sites and litigation.

West Chicago, Illinois

In 1973, the company’s chemical affiliate (Chemical) closed a facility in West Chicago, Illinois, that processed thorium ores for the federal government and for certain commercial purposes. Historical operations had resulted in low-level radioactive contamination at the facility and in surrounding areas. The original processing facility is regulated by the State of Illinois (the State), and four vicinity areas are designated as Superfund sites on the National Priorities List (NPL).

Closed Facility - Pursuant to agreements reached in 1994 and 1997 among Chemical, the City of West Chicago (the City) and the State regarding the decommissioning of the closed West Chicago facility, Chemical has substantially completed the excavation of contaminated soils and has shipped the bulk of those soils to a licensed disposal facility. Removal of the remaining materials is expected to be substantially completed by the end of 2004, leaving principally surface restoration and groundwater monitoring and remediation for subsequent years. Surface restoration is expected to be completed in 2004, except for areas designated for use in connection with the Kress Creek and Sewage Treatment Plant remediation discussed below, and groundwater monitoring and remediation, which may continue for approximately ten years.

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

Financial Reserves - As of September 30, 2004, the company had remaining reserves of $107.5 million for costs related to West Chicago. This includes $28.2 million added to the reserve in the third quarter of 2004 to cover increased soil volumes encountered at the closed facility, anticipated groundwater remediation the company believes will be required following soil removal at the closed facility and increased soil volumes at Kress Creek. Although actual costs may exceed current estimates, the amount of any increase cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through September 30, 2004, Chemical had been reimbursed approximately $215 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of September 30, 2004, the government's share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $74 million. The company believes receipt of the remaining arrearage in due course following additional congressional appropriations is probable and has reflected the arrearage as a receivable in the financial statements. The company expects to receive approximately $30 million in reimbursements for this receivable within the next 12 months and the remainder by the end of 2006, and will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the costs.

Henderson, Nevada

In 1998, Chemical decided to exit the ammonium perchlorate business. At that time, Chemical curtailed operations and began preparation for the shutdown of the associated production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. Manufacture of perchlorate compounds began at Henderson in 1945 in facilities owned by the U.S. government. The U.S. Navy expanded production significantly in 1953 when it completed construction of a plant for the manufacture of ammonium perchlorate. The Navy continued to own the ammonium perchlorate plant as well as other associated production equipment at Henderson until 1962, when the plant was purchased by a predecessor of Chemical. The ammonium perchlorate produced at the Henderson facility was used primarily in federal government defense a nd space programs. Perchlorate has been detected in nearby Lake Mead and the Colorado River.

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

In 1999, Chemical initiated the interim measures required by the consent orders. Construction of a long-term remediation system is complete, and the system is operating in compliance with the consent orders. The scope, duration and cost of groundwater remediation will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies currently are evaluating the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. One state agency, the California Environmental Protection Agency (CalEPA), has set a public health goal for perchlorate, which is a preliminary step to setting a drinking water standard. The establishment of d rinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

Financial Reserves - Remaining reserves for Henderson totaled $12.2 million as of September 30, 2004. As noted above, the long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

In addition, on July 26, 2004, the company was served with a lawsuit, which was filed in the United States District Court for the District of Arizona. The lawsuit, Alan Curtis and Linda Curtis v. City of Bullhead City, et al., in which the company is one of several defendants (the Defendants), alleges various causes of action under a variety of common law theories and federal environmental laws and seeks recovery for damages allegedly caused by the alleged exposure to and the migration of various chemical contaminants contained in the Colorado River. The two plaintiffs, who are not suing on behalf of any other party, also seek an order requiring the defendants to remediate the contamination. The company intends to vigorously defend against the lawsuit. The company believes that the litigation will not have a material adverse effect on its financial position or results of operations.

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

Through September 30, 2004, Chemical had incurred expenditures of approximately $70 million that it believes can be applied to the self-insured retention. In October 2004, one of Chemical’s vendors agreed to reimburse Chemical $6 million for a portion of Chemical’s costs. A portion of the reimbursement from the vendor will effectively reduce Chemical’s out-of-pocket costs and, therefore, will reduce the amount of expenditures that qualify under the insurance policy. At September 30, 2004, costs incurred to date plus remaining costs to be incurred exceed the self-insured retention, resulting in an expected insurance reimbursement of about $15 million based on current cost estimates. The company believes that the reimbursements of $6 million from Chemical’s vendor and approximately $15 million under the insurance policy are probable and, accordingly, the company has recorded receivables in the financial statements totaling $21 million.

Milwaukee, Wisconsin

In 1976, Chemical closed a wood-treatment facility it had operated in Milwaukee, Wisconsin. Operations at the facility prior to its closure had resulted in the contamination of soil and groundwater at and around the site with creosote and other substances used in the wood-treatment process. In 1984, EPA designated the Milwaukee wood-treatment facility as a Superfund site under CERCLA, listed the site on the NPL and named Chemical a PRP. Chemical executed a consent decree in 1991 that required it to perform soil and groundwater remediation at and below the former wood-treatment area and to address a tributary creek of the Menominee River that had become contaminated as a result of the wood-treatment operations. Actual remedial activities were deferred until after the decree was finally entered in 1996 by a federal cou rt in Milwaukee.

Groundwater treatment was initiated in 1996 to remediate groundwater contamination below and in the vicinity of the former wood-treatment area. It is not possible to reliably predict how groundwater conditions will be affected by soil removal in the vicinity of the former wood-treatment area, which has been completed, and ongoing groundwater treatment; therefore, it is not known how long groundwater treatment will continue. Soil cleanup of the former wood-treatment area began in 2000 and was completed in 2002. Also in 2002, terms for addressing the tributary creek were agreed upon with EPA, after which Chemical began the implementation of a remedy to reroute the creek and to remediate associated sediment and stream bank soils, which is expected to take about four more years.

As of September 30, 2004, the company had remaining reserves of $9.9 million for the costs of the remediation work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

Subsequent regulatory changes required more extensive remediation at the site. In 1990, the affiliate entered into a consent agreement with the State of Oklahoma to investigate the site and take appropriate remedial actions related to petroleum refining and uranium and thorium residuals. Investigation and remediation of hydrocarbon contamination is being performed with oversight of the Oklahoma Department of Environmental Quality. Soil remediation to address hydrocarbon contamination is expected to continue for about four more years. The long-term scope, duration and cost of groundwater remediation are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future.

Additionally, in 1993, the affiliate received a decommissioning license from the Nuclear Regulatory Commission (NRC), the successor to AEC’s licensing authority, to perform certain cleanup of uranium and thorium residuals. The company believes that all known radiological contamination has been removed from the site and shipped to a licensed disposal facility. Verification and report preparation will extend through the end of 2004.

As of September 30, 2004, the company had remaining reserves of $23.5 million for the costs of the ongoing remediation and decommissioning work described above. Included in this amount is $10.3 million added to the reserves during the third quarter of 2004 primarily for groundwater treatment, excavation, disposal of contaminated soil and costs attributable to the final stages of the radiological cleanup. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

Mobile, Alabama

In June 2003, Chemical ceased operations at its facility in Mobile, Alabama, which Chemical had used to produce feedstock for its titanium dioxide plants. Operations prior to closure had resulted in minor contamination of groundwater adjacent to surface impoundments. A groundwater recovery system was installed prior to closure and continues in operation as required under Chemical’s National Pollutant Discharge Elimination System (NPDES) permit. Future remediation work, including groundwater recovery, closure of the impoundments and other minor work, is expected to be substantially completed in about five years. As of September 30, 2004, the company had remaining reserves of $11.5 million. Included in this amount is $.5 million added to the reserves during the third quarter because of increased wastewater treatme nt requirements and other incidental costs. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

New Jersey Wood-Treatment Site

In 1999, EPA notified Chemical and its parent company that they were PRPs at a former wood-treatment site in New Jersey that has been listed by EPA as a Superfund site. At that time, the company knew little about the site as neither Chemical nor its parent had ever owned or operated the site. A predecessor of Chemical had been the sole stockholder of a company that owned and operated the site. The company that owned the site already had been dissolved and the site had been sold to a third party before Chemical became affiliated with the former stockholder in 1964. EPA has preliminarily estimated that cleanup costs may reach $120 million or more.

There are substantial uncertainties about Chemical’s responsibility for the site, and Chemical is evaluating possible defenses to any claim by EPA for response costs. EPA has not articulated the factual and legal basis on which EPA notified Chemical and its parent that they are potentially responsible parties. The EPA notification may be based on a successor liability theory premised on the 1964 transaction pursuant to which Chemical became affiliated with the former stockholder of the company that had owned and operated the site. Based on available historical records, it is uncertain whether and, if so, under what terms the former stockholder assumed liabilities of the dissolved company. Moreover, as noted above, the site had been sold to a third party and the company that owned and operated the site had been d issolved before Chemical became affiliated with that company’s stockholder. In addition, there appear to be other PRPs, though it is not known whether the other parties have received notification from EPA. EPA has not ordered Chemical or its parent to perform work at the site and is instead performing the work itself. The company has not recorded a reserve for the site as it is not possible to reliably estimate whatever liability Chemical or its parent may have for the cleanup because of the aforementioned uncertainties and the existence of other PRPs.

Los Angeles County, California

During the second quarter of 2004, the company began remediation and restoration of an oil and gas field in Los Angeles County, California. Early soil excavation experience indicated that the engineering studies provided by the property owner underestimated actual volumes requiring remediation, and the company initiated a study to refine the estimate of work requirements and associated costs. The study concluded in the third quarter of 2004 that the reserve should be increased to cover anticipated excavation and disposal of increased soil volumes. The company’s obligation for remediation and restoration of this oil and gas field is expected to take about five years. As of September 30, 2004, the company had environmental reserves of $17.1 million for this project, including $13.5 million added to the reserve in the third quarter primarily based on the engineering study results described above. Although actual costs may exceed current estimates, the amount of any increase cannot be reasonably estimated at this time.

Savannah, Georgia

During the third quarter, Chemical shut down its titanium dioxide pigment sulfate production at Savannah, Georgia, as discussed in Note L. Related to this closing, a reserve of $12.7 million was established to address probable remedial activities, including environmental assessment, closure of certain impoundments, groundwater monitoring, asbestos abatement, and other minor work. As of September 30, 2004, the reserve remained $12.7 million. Although actual costs may exceed current estimates, the amount of any increase cannot be reasonably estimated at this time.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate to wood-treating, chemical production, landfills, mining and oil and gas production and refining distribution and marketing. As of September 30, 2004, the company had remaining reserves of $98.2 million for the environmental costs in connection with these other sites. This includes $26.9 million added to the reserves in the third quarter of 2004 primarily because additional remediation, characterization and/or monitoring costs were identified for certain of these sites.

Coal Supply Contract

An affiliate of the company entered into a coal supply contract with Peabody Coaltrade, Inc. (“PCI”) in February 1998. In 1998, the company exited the coal business and assigned its rights and obligations under the coal supply contract to a third party. In connection with the assignment, the company agreed to guarantee performance under the contract. PCI has notified the company of a threatened default by the assignee under the coal supply contract and that PCI may seek to hold the company liable under the 1998 guaranty in the event of a default. In addition to other defenses to the enforceability of the guaranty, the company believes the guaranty expired in January 2003 when the primary term of the coal supply contract expired. No reserve has been provided for performance under the guaranty because the com pany does not believe a loss is probable and the amount of any loss is not reasonably estimable.

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

Following the adoption by the Mississippi legislature of tort reform, plaintiffs’ lawyers filed many new lawsuits across the state of Mississippi in advance of the reform’s effective date. On December 31, 2002, approximately 245 lawsuits were filed against Chemical and its affiliates on behalf of approximately 4,600 claimants in connection with Chemical’s Columbus, Mississippi, operations, seeking recovery on legal theories substantially similar to those advanced in the litigation described above. Substantially all of these lawsuits have been removed to the U.S. District Court for the Northern District of Mississippi, and the Court has consolidated these lawsuits for pretrial and discovery purposes. Chemical and its affiliates believe the lawsuits are without substantial merit and are vigorously defend ing against them. The company has not provided a reserve for the lawsuits because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

On December 31, 2002, June 13, 2003, and June 25, 2004, three lawsuits were filed against Chemical in connection with a former wood-treatment plant located in Hattiesburg, Mississippi, and, on September 9, 2004, a lawsuit was filed against Chemical in connection with a former wood-treatment plant located in Texarkana, Texas. The lawsuits seek recovery on legal theories substantially similar to those advanced in the litigation described above. A total of approximately 3,300 claimants now have asserted claims in connection with the Hattiesburg plant, and there are 35 plaintiffs named in the Texarkana lawsuit. Chemical has resolved approximately 1,490 of the Hattiesburg claims pursuant to a settlement reached in April 2003, which has resulted in aggregate payments by Chemical of approximately $.6 million. Chemical and i ts affiliates believe that the remaining claims are without substantial merit and are vigorously defending against them. The company has not provided a reserve for the lawsuits because it cannot reasonably determine the probability of a loss, and the amount of loss, if any, cannot be reasonably estimated.

The company believes that the resolution of the remaining forest products litigation will not have a material adverse effect on the company's financial condition or results of operations.

Other Matters

The company and/or its affiliates are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. These include proceedings associated with facilities currently or previously owned, operated or used by the company’s affiliates and/or their predecessors, some of which include claims for personal injuries and property damages. Current and former operations of the company’s affiliates also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company’s affiliates to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA. Similar environmental regulations exist in foreign countries in which the company’s affiliates operate.

The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:

•	some sites are in the early stages of investigation, and other sites may be identified in the future;

•	remediation activities vary significantly in duration, scope and cost from site to site depending on the mix of unique site characteristics, applicable technologies and regulatory agencies involved;

•	cleanup requirements are difficult to predict at sites where remedial investigations have not been completed or final decisions have not been made regarding cleanup requirements, technologies or other factors that bear on cleanup costs;

•	environmental laws frequently impose joint and several liability on all potentially responsible parties, and it can be difficult to determine the number and financial condition of other potentially responsible parties and their respective shares of responsibility for cleanup costs;

•	environmental laws and regulations, as well as enforcement policies, are continually changing, and the outcome of court proceedings and discussions with regulatory agencies are inherently uncertain;

•	some legal matters are in the early stages of investigation or proceeding or their outcomes otherwise may be difficult to predict, and other legal matters may be identified in the future;

•	unanticipated construction problems and weather conditions can hinder the completion of environmental remediation;

•	the inability to implement a planned engineering design or use planned technologies and excavation methods may require revisions to the design of remediation measures, which delay remediation and increase costs; and

•	the identification of additional areas or volumes of contamination and changes in costs of labor, equipment and technology generate corresponding changes in environmental remediation costs.

O.	Asset Retirement Obligations

The company adopted FAS 143, "Accounting for Asset Retirement Obligations," on January 1, 2003, which resulted in an increase in net property of $107.9 million, an increase in abandonment liabilities of $160.8 million and a decrease in deferred income tax liabilities of $18.2 million. The net impact of these changes resulted in an after-tax charge to earnings of $34.7 million to recognize the cumulative effect of retroactively applying the new accounting standard. Included in the abandonment liability of $160.8 million was $17.6 million related to the closure of the company’s Mobile, Alabama plant. In September 2004, the company shut down production at its Savannah, Georgia sulfate facility and accrued an abandonment liability of $12.7 million since there was a determinable closure date.

A summary of the changes in the abandonment liability during the first nine months of 2004 is included in the table below.

(Millions of dollars)

Balance, December 31, 2003	$420.9
New obligations incurred	14.9
Liability assumed in the Westport merger	78.8
Accretion expense	21.6
Changes in estimates, including timing	18.4
Abandonment expenditures	(14.0)
Abandonment obligations settled through property divestitures	(1.9)
Balance, September 30, 2004	538.7
Less: current asset retirement obligation	(44.4)
Long-term asset retirement obligation	$494.3

P.	Employee Benefit Plans

The company has both noncontributory and contributory defined-benefit retirement plans and company-sponsored contributory postretirement plans for health care and life insurance. Most employees are covered under the company’s retirement plans, and substantially all U.S. employees may become eligible for the postretirement benefits if they reach retirement age while working for the company.

During the third quarter of 2004, the company contributed $1.4 million to the U.S. nonqualified and foreign retirement plans, and $5.8 million to its U.S. postretirement plan. During the first nine months of 2004, the company contributed $8.7 million to the U.S. nonqualified and foreign retirement plans, and $16.8 million to its U.S. postretirement plan. Kerr-McGee expects to contribute approximately $5 million to its U.S. nonqualified retirement plans, $16.6 million to its foreign retirement plans and $23.2 to its U.S. postretirement plan during 2004. No contributions are expected in 2004 for the U.S. qualified retirement plan. Although not considered plan assets, a grantor trust was established from which payments for certain U.S. nonqualified plans are made. During the third quarter of 2004, the company contribute d $5.2 million to the grantor trust and expects to contribute an additional $10 million to the trust in the fourth quarter of 2004.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") was signed into law. The Act expands Medicare to include, for the first time, coverage for prescription drugs. The Act also introduces a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued Staff Position (FSP) FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” to provide guidance on accounting for the effects of the Act. Kerr-McGee adopted FSP FAS 106-2 in the third quarter of 2004 and, as a result, third quarter net periodic postretirement cost was reduced by $1.4 million. This reduction is refle cted as an actuarial gain and is not treated as a change in plan provisions.

On November 1, 2004, the company announced that the prescription drug coverage in its U.S. postretirement benefit plan will become secondary to Medicare Part D effective January 1, 2006 causing the plan to no longer qualify for the federal subsidy. As a result of these changes, the company’s accumulated postretirement benefit obligation as of November 1, 2004 was reduced by $76.3 million, and is expected to reduce net periodic postretirement cost for the fourth quarter of 2004 by approximately $2.3 million.

Total costs recognized for employee retirement and postretirement benefit plans for the third quarter of 2004 and 2003 were as follows:

			Postretirement
	Retirement Plans		Health and Life Plans
	Three Months Ended		Three Months Ended
	September 30,		September 30,
(Millions of dollars)	2004	2003	2004	2003
Net periodic cost -
Service cost	$8.4	$7.2	$.8	$1.0
Interest cost	18.2	18.3	4.3	5.0
Expected return on plan assets	(29.3)	(30.5)	-	-
Net amortization -
Prior service cost	2.0	2.2	.4	.1
Net actuarial (gain) loss	1.1	(2.5)	.1	-
Transition asset	-	.1	-	-
Special termination benefits,
curtailment loss (1)	2.1	9.5	.4	7.2
Total net periodic cost	$2.5	$4.3	$6.0	$13.3

(1)
The 2004 period includes special termination benefit and curtailment costs associated with the shutdown of sulfate production at the Savannah, Georgia facility. The 2003 period includes curtailment costs associated with the work force reduction program.

Total costs recognized for employee retirement and postretirement benefit plans for the first nine months of 2004 and 2003 were as follows:

			Postretirement
	Retirement Plans		Health and Life Plans
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2004	2003	2004	2003
Net periodic cost -
Service cost	$22.5	$20.0	$2.2	$2.6
Interest cost	54.7	54.7	14.0	13.3
Expected return on plan assets	(87.9)	(91.5)	-	-
Net amortization -
Prior service cost	6.2	6.7	1.2	.3
Net actuarial (gain) loss	3.1	(7.6)	1.6	-
Transition asset	-	.1	-	-
Special termination benefits,
curtailment loss (1)	2.1	22.9	.4	8.3
Total net periodic cost	$.7	$5.3	$19.4	$24.5

(1)	The 2004 period includes special termination benefit and curtailment costs associated with the shutdown of sulfate production at the Savannah, Georgia facility. The 2003 period includes special termination benefit and curtailment costs associated with the shutdown of the Forest Products operations and the Mobile, Alabama facility and curtailment costs associated with the work force reduction program.

The following assumptions were used in estimating the net periodic expense for the first nine months of 2004 and 2003:

	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
	United States	International	United States	International
Discount rate	6.25%	5.25 - 5.5%	6.75%	5.5 - 5.75%
Expected return on plan assets	8.5	5.75 - 7.25	8.5	5.75 - 7.0
Rate of compensation increases	4.5	2.0 - 5.0	4.5	2.5 - 6.5

Q.	Business Segments

Following is a summary of sales and operating profit for each of the company's business segments for the third quarter and first nine months of 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2004	2003	2004	2003

Revenues
Exploration and production	$1,022.6	$693.8	$2,621.5	$2,210.5
Chemicals - Pigment	314.2	266.8	869.4	803.9
Chemicals - Other	29.3	45.4	88.5	143.7
	1,366.1	1,006.0	3,579.4	3,158.1
All other	.1	.1	.2	.2
Total Revenues	$1,366.2	$1,006.1	$3,579.6	$3,158.3

Operating Profit (Loss)
Exploration and production	$326.0	$222.0	$918.9	$767.0
Chemicals - Pigment	(110.1)	7.6	(89.4)	.8
Chemicals - Other	(1.7)	(3.7)	(9.8)	(22.1)
Total Operating Profit	214.2	225.9	819.7	745.7

Other Expense	(191.5)	(175.7)	(375.0)	(404.6)

Income from Continuing Operations
before Income Taxes	22.7	50.2	444.7	341.1
Provision for Income Taxes	(15.3)	(21.1)	(174.5)	(138.0)

Income from Continuing Operations	7.4	29.1	270.2	203.1

Discontinued Operations, Net of Income Taxes	-	(.3)	-	(.1)

Cumulative Effect of Change in Accounting
Principle, Net of Income Taxes	-	-	-	(34.7)

Net Income	$7.4	$28.8	$270.2	$168.3

The merger with Westport, as discussed in Note B, materially increased total assets and net property, plant and equipment within the exploration and production segment. Information regarding assets by reportable segment and net property, plant and equipment by geographic region is included below.

	September 30,	December 31,
(Millions of dollars)	2004	2003
Total Assets -
Exploration and production	$12,183.6	$7,385.4
Chemicals -
Pigment	1,388.8	1,521.3
Other	193.5	216.4
Total Chemicals	1,582.3	1,737.7
Total	13,765.9	9,123.1
Corporate and other assets	706.6	1,126.8
Total	$14,472.5	$10,249.9

Net property, plant and equipment -
U.S. operations	$8,436.6	$4,977.3
International operations -
North Sea - exploration and production	1,797.7	1,874.1
China - exploration and production	218.0	165.0
Other - exploration and production	11.4	4.0
Europe - pigment	275.9	280.6
Australia - pigment	95.3	101.7
	2,398.3	2,425.4
Total	$10,834.9	$7,402.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Consolidated Operations

Third quarter 2004 income from continuing operations totaled $7.4 million, compared with income of $29.1 million for the same 2003 period. Income from continuing operations for the first nine months of 2004 was $270.2 million, an increase of 33% when compared with income of $203.1 million for the comparable 2003 period. Net income for the 2004 third quarter was $7.4 million, compared with 2003 third quarter net income of $28.8 million. For the first nine months of 2004, net income was $270.2 million, compared with net income of $168.3 million for the same 2003 period. The inclusion of Westport’s results of operations since June 25, 2004, increased net income by $35.7 million and $50.3 million for the 2004 third quarter and year-to-date periods, respectively, which includes nonhedge derivative losses of $26.7 mil lion and $17 million after-tax, respectively.

Third quarter 2004 operating profit was $214.2 million, compared with third quarter 2003 operating profit of $225.9 million, a decrease of $11.7 million. Operating profit within the exploration and production business increased $104 million from the prior year, while operating profit for the chemical - pigment and chemical - other operating units decreased $115.7 million. Exploration and production operating profit increased 47% over the prior year primarily due to higher oil and natural gas production and higher average realized sales prices for crude oil and natural gas, partially offset by higher operating costs, depreciation and depletion and exploration expenses. The decrease for the chemical operations was primarily attributable to charges associated with the Savannah facility.

Operating profit for the first nine months of 2004 increased $74 million over the same 2003 period. The increase in operating profit for the nine month period was primarily attributable to higher natural gas production and higher average realized sales prices for crude oil and natural gas and lower exploration expense (primarily dry hole costs), partially offset by higher exploration and production operating costs and depreciation and depletion and by charges associated with the Savannah facility. These variances are discussed in more detail in the segment discussion that follows.

Other expense for the third quarter of 2004 totaled $191.5 million, compared with expense of $175.7 million in the same 2003 period, a $15.8 million increase between periods. The increase was primarily due to an increase in environmental provisions of $25.6 million in the 2004 third quarter compared to the prior year and a charge of $6.9 million in the current year period related to the liquidation of the company’s investment in Devon common stock, partially offset by a charge in the prior year period of $16.7 million related to the company’s 2003 work force reduction program.

Other expense for the first nine months of 2004 totaled $375 million, compared with expense of $404.6 million in the same 2003 period, or a decrease of $29.6 million between periods. The decrease resulted primarily from lower net interest expense of $10 million, a gain on derivative contracts in 2004 of $4.3 million versus a loss in the prior year period of $6.8 million, lower legal costs of $7.7 million, lower corporate general and administrative costs of $6.7 million, a $4 million decrease in foreign currency exchange losses and a charge in the prior year period of $16.7 million related to the company’s 2003 work force reduction program, partially offset by higher environmental costs in 2004 of $28.9. The decrease in net interest expense between periods resulted primarily from lower average outstanding debt ba lances during the first nine months of 2004 as compared with the prior year, together with an increase in interest savings from the company’s interest rate swap agreements.

Income tax expense for the third quarter of 2004 was $15.3 million resulting in an effective tax rate of 67.4%, compared with income tax expense of $21.1 million, or 42% in the same 2003 period. The increase in the effective tax rate for the 2004 third quarter was due to losses incurred on U.S. operations combined with income in foreign jurisdictions that generally have higher tax rates. For the first nine months of 2004, income tax expense was $174.5 million, or 39.2%, compared with expense of $138 million, or 40.5% in 2003.

Segment Operations

Exploration and Production

Oil and gas sales revenues, production statistics and average prices from continuing operations are shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues -
Crude oil and condensate sales	$443.3	$329.8	$1,142.0	$1,098.6
Natural gas sales	496.9	270.1	1,185.0	866.4
Gas marketing activities	98.3	81.3	267.3	215.2
Nonhedge derivative losses	(42.3)	-	(36.9)	-
Other	26.4	12.6	64.1	30.3
Total	$1,022.6	$693.8	$2,621.5	$2,210.5

Production -
Crude oil and condensate
(thousands of bbls per day)	166	141	150	154
Natural gas (MMcf per day)	1,051	699	852	720

Total equivalent barrels of oil
(thousands of boe per day)	342	257	292	274

Average sales prices (excluding hedges) -
Crude oil and condensate (per barrel)	$39.02	$27.92	$35.11	$28.52
Natural gas (per Mcf)	$5.60	$4.68	$5.57	$5.03

Average realized sales prices (including hedges) -
Crude oil and condensate (per barrel)	$29.24	$25.76	$27.92	$26.09
Natural gas (per Mcf)	$5.14	$4.20	$5.08	$4.41

Crude Oil Revenues:

Oil revenues for the third quarter of 2004 totaled $443.3 million, an increase of $113.5 million from the same period in 2003. For the nine months ended September 30, 2004 and 2003, crude oil revenues totaled $1,142 million and $1,098.6 million, respectively, an increase of $43.4 million.

For the three months ending September 30, 2004, crude oil revenues increased as a result of an 18% increase in oil production combined with a $3.48 per barrel higher realized sales price in comparison to the same period in 2003. The production increase was primarily due to the merger with Westport in late June 2004 (28 Mbbls/d). In addition, the Gulf of Mexico's Gunnison field, which began production late in the fourth quarter of 2003, China’s CFD 11-1/2 field, which began production in July 2004, and an increased equity position in the U.K. North Sea Gryphon field all contributed to the oil production increase.

The increase in production volumes was partially offset by lower production in the North Sea and Gulf of Mexico areas resulting primarily from planned maintenance in the North Sea and weather-related production losses in the Gulf of Mexico, as well as natural field declines. In the North Sea area, impacted fields included Harding, Tullich and Skene. In the Gulf of Mexico, weather-related facility and pipeline shut-ins occurred primarily in September 2004 due to Hurricane Ivan. Estimated weather-related oil production losses totaled about 3.8 Mbbls/d in the third quarter. Crude oil sales revenues increased by $53 million due to higher realized prices in the third quarter of 2004 compared with 2003. In September 2004, actual crude oil sales quantities in the UK North Sea were approximately 9 Mbbls/d less than the amoun t covered by Brent crude oil swaps. The shortfall was caused by timing of liftings at the Leadon field (no lifting in September) and maintenance activities on various fields. As a result, the company has deferred a realized hedging loss of $4.5 million associated with such excess crude oil swaps until the fourth quarter of 2004 when the shortfall is expected to be recovered (i.e., sales quantities in excess of hedged production).

For the nine months ending September 30, 2004, crude oil revenues increased as a result of a $1.83 per barrel higher realized sales price as compared to the same period in 2003. This increase is partially offset by a 2% reduction in oil production. This 4 Mbbls/d decrease was largely due to lower oil production in the North Sea area as a result of a combination of planned third quarter 2004 maintenance and natural field decline. The production decrease is offset partially by the merger with Westport (10 Mbbls/d) as well as increased production generated from new fields including Gunnison in the Gulf of Mexico and CFD 11-1/2 in China.

Natural Gas Revenues:

Natural gas revenues increased by $226.8 million in the third quarter of 2004 compared with the same 2003 period as a result of a 50% increase in gas production, combined with a $.94 per Mcf increase in the average realized price for natural gas. Gas production of 1,051 MMcf per day was 352 MMcf per day above third quarter 2003 production rates. This increase was primarily due to the merger with Westport which contributed 361 MMcf/d in the third quarter of 2004, as well as additional volumes from deepwater Gulf of Mexico fields, primarily Gunnison and Red Hawk. The Red Hawk field began production in July 2004. The U.S. onshore Rincon field, which was acquired in the third quarter of 2003, also contributed to higher third quarter 2004 gas production. This increase was offset in part by lower North Sea production as a result of planned maintenance and natural field decline, as well as weather-related production losses in the Gulf of Mexico. Planned maintenance impacted the Tullich and Skene fields in the North Sea. In the Gulf of Mexico, weather-related facility and pipeline shut-ins occurred in September 2004 due to Hurricane Ivan. Estimated weather-related gas production losses totaled about 22 MMcf/d in the third quarter of 2004. Natural gas sales revenues increased by $91 million due to higher realized prices of $.94 per Mcf in the third quarter of 2004 compared with the same period in 2003.

Natural gas revenues increased by $318.6 million for the nine months ending September 30, 2004, compared with the same 2003 period as a result of an 18% increase in gas production, combined with a $.67 per Mcf increase in the average realized price for natural gas. Gas production of 852 MMcf per day for the nine months ending September 30, 2004, was 132 MMcf per day above rates for the comparable 2003 period, primarily due to production from Westport properties of 128 MMcf/d. Increased gas production for the period from the Gunnison and Red Hawk fields in the Gulf of Mexico was offset by weather-related production losses, the impact of planned maintenance activity in the North Sea and by natural field decline in the U.S onshore area. The increase in gas production for the nine months ending September 30, 2004, contri buted an additional $163 million to gas revenues compared to the same period in 2003. Higher average realized prices of $.67 per Mcf for the nine months ending September 30, 2004, increased gas sales revenues by $156 million over the same period in 2003.

Nonhedge Derivative Losses:

Nonhedge derivative losses represent net mark-to-market losses related to crude oil and natural gas derivative instruments that have not been designated as hedges or that do not qualify for hedge accounting treatment.

In the third quarter of 2004, the company recognized mark-to-market losses of $42 million associated with certain derivative liabilities assumed in the Westport merger. Westport’s costless and three-way collars do not qualify for hedge accounting treatment and, as a result, Kerr-McGee will continue to recognize mark-to-market gains and losses in future earnings until the collars mature. The net derivative liability associated with these collars at September 30, 2004, was approximately $100 million. For the nine months ending September 30, 2004, $36.9 million of nonhedge derivative mark-to-market losses were recognized in earnings.

For further discussion of the company’s derivative activities, see Note C to the accompanying consolidated financial statements. A full description of Kerr-McGee’s open derivative positions at September 30, 2004, both hedge and nonhedge, is included below in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Other Revenues:

Other revenues totaled $26.4 million in the third quarter of 2004, an increase of $13.8 million from the same period in 2003. For the nine months ended September 30, 2004 and 2003, other revenues totaled $64.1 million and $30.3 million, respectively, an increase of $33.8 million. The increase in both periods was primarily a result of higher U.S. onshore revenues from gas processing plant sales and gas gathering system revenue, combined with higher non-equity gas sales in the North Sea.

Operating Profit - Revenues, operating costs and expenses, and marketing activities associated with the exploration and production segment are shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenues, excluding marketing revenues	$924.3	$612.5	$2,354.2	$1,995.3

Operating Costs and Expenses:
Lifting Costs:
Lease Operating Expense	128.0	76.2	298.9	248.5
Production Taxes	34.1	15.3	67.4	38.0
Total Lifting Costs	162.1	91.5	366.3	286.5

Depreciation and Depletion	246.2	150.7	568.2	457.4
Accretion Expense	8.2	6.3	21.6	18.8
Asset Impairments	-	6.8	14.3	11.9
Loss (Gain) on Assets Held for Sale	(0.1)	(11.2)	7.2	(16.9)
General and Administrative Expense	32.8	29.1	99.0	71.8
Transportation Expense	28.6	22.6	80.2	67.8
Exploration Expense	98.9	79.8	215.0	286.9
Gas Gathering, Pipeline and Other Expenses	21.5	15.9	64.3	49.9
Total Operating Costs and Expenses	598.2	391.5	1,436.1	1,234.1
Operating Profit, excluding marketing	326.1	221.0	918.1	761.2

Marketing - Gas Sales Revenues	98.3	81.3	267.3	215.2
Marketing - Gas Purchase Costs (including
transportation)	(98.4)	(80.3)	(266.5)	(209.4)

Total Operating Profit	$326.0	$222.0	$918.9	$767.0

Lease Operating Expense:

Lease operating expense was $128 million in the third quarter of 2004, a $51.8 million increase from the same period of 2003. On a per-unit basis, lease operating expense increased to $4.09 per boe in the third quarter of 2004 from $3.24 per boe for the same period in 2003. The increase was primarily due to higher operating expenses associated with the Westport merger ($32.4 million) at an average unit rate cost of $3.98 per boe. Also contributing to the increase was the start-up of production at China’s CFD 11-1/2 field in July 2004 at an average unit rate of $5.06 per boe and higher operating expenses in the Gulf of Mexico deepwater primarily relating to operating lease payments for platform infrastructure at the Gunnison field.

For the nine months ending September 30, 2004, lease operating expense was $298.9 million compared with $248.5 million for the same period in 2003, a $50.4 million increase. On a per-unit basis, 2004 year-to-date lease operating expense was $3.75 per boe compared to $3.32 per boe for 2003, an increase of $.43 per boe. The unit rate increase results from higher operating expenses associated with the Westport merger, increases from the Gulf of Mexico relating primarily to the Gunnison platform, and lower sales volumes generated in the North Sea area.

Production Taxes:

Production taxes are comprised primarily of severance taxes associated with properties located onshore and in state waters in the U.S. These taxes, which generally are based on a percentage of oil and gas sales revenues, increased in 2004 as compared to 2003 due to higher commodity prices and sales volumes. In addition, production taxes as a percentage of sales revenues increased in 2004 due to the higher mix of onshore properties in our U.S. portfolio as a result of the Westport merger.

Transportation Expense:

In the third quarter of 2004, transportation costs, representing the costs paid to third-party providers to transport oil and gas production, were $28.6 million compared to $22.6 million for the same period in 2003; an increase of $6 million. The increase was primarily the result of costs associated with Westport properties ($4.8 million), offset by lower costs in the North Sea due to lower sales volume. On a per-unit basis, transportation expense declined by 5% for the quarter ending September 30, 2004, with a rate of $.91 per boe compared to $.96 per boe for the same period in 2003.

For the nine months ended September 30, 2004, transportation expense was $80.2 million, an increase of $12.4 million over the same period in 2003. The rate increased by $.09 per boe to an average of $1.00 per boe in 2004 compared to $.91 per boe in 2003. The increase in transportation expense primarily resulted from increased transportation costs associated with the Westport properties and new deepwater Gulf of Mexico producing fields. This increase was partially offset by lower transportation cost in the North Sea.

Depreciation, Depletion and Amortization (DD&A):

DD&A expense increased $95.5 million in the third quarter of 2004 as compared to 2003, primarily caused by DD&A expense for the recently-acquired Westport properties ($98 million). On a per-unit basis, DD&A increased from $6.41 per boe in 2003 to $7.87 per boe in 2004. For the nine months ended September 30, 2004, DD&A expense totaled $568.2 million or $7.12 per boe, an increase of $110.8 million or $1.01 per boe over 2003 levels. Increased DD&A unit cost for both periods reflects the impact of the Westport merger, which has a higher acquisition cost per boe than Kerr-McGee’s historical asset base. In addition, DD&A unit costs increased in the North Sea area due to a reduction in the expected life-of-field facility salvage values on certain fields and lower reserve estimates at year-end 2 003.

General and Administrative Expense:

General and administrative expenses were $3.7 million higher in the third quarter of 2004, and $27.2 million higher in the nine months ending September 30, 2004, as compared to the same periods in 2003. Contributing to the increase in 2004 were higher incentive-based compensation and pension related costs, together with lower overhead charge-outs for U.S. onshore properties due to 2003 divestitures. Also, the third quarter 2004 increase was due in part to absorbing certain of Westport’s administrative responsibilities and personnel ($4.3 million).

Exploration Expense:

Exploration expense increased by $19.1 million in the third quarter of 2004 compared with 2003, primarily as a result of higher dry hole costs of $19.5 million. The increase was partially offset by lower amortization of non-producing leasehold costs and the recognition of a $1.9 million gain on sales of unproved leasehold, primarily in the U.S. onshore area. Third quarter 2004 exploration expense also reflects the absorption of exploration personnel and costs associated with the Westport exploration program.

For the nine months ending September 30, 2004 and 2003, exploration expense totaled $215 million and $286.9 million, respectively, a decrease of $71.9 million. Lower dry hole costs of $82.6 million and lower amortization of non-producing leasehold costs of $13.5 million were partially offset by higher geological and geophysical project costs of $20.2 million and additional exploration staffing costs of $4.4 million. Exploration staffing levels and geophysical projects were increased over the period in support of the company’s worldwide exploration efforts. In addition, seismic license transfer fees of approximately $8 million were incurred in the third quarter as a result of the Westport merger.

Capitalized costs associated with exploratory wells may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered. At September 30, 2004, the company had capitalized costs of approximately $181 million associated with such ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Brazil, Alaska and China.

Asset Impairments and Gain (Loss) on Sale of Assets:

Kerr-McGee records impairment losses when performance analysis indicates that future net cash flows from production will not be sufficient to recover the carrying amounts of the related assets. In general, such write-downs often occur on mature properties that are nearing the end of their productive lives or cease production sooner than anticipated. Asset impairment losses recorded in the first nine months of 2004 and 2003 totaled $14.3 million and $11.9 million, respectively. Asset impairment losses in 2004 related primarily to a U.S. Gulf of Mexico field that experienced premature water breakthrough and ceased production sooner than expected. For a discussion of the company’s Leadon field in the North Sea, see Note D to the accompanying consolidated financial statements.

The company recognized a loss on sale of assets of $7.2 million for the nine months ended September 30, 2004. The loss was associated primarily with oil and gas properties held for sale in the U.S. Gulf of Mexico shelf and U.S. onshore areas. At September 30, 2004, no oil and gas properties are held for sale although, from time to time, the company may identify other oil and gas properties to be disposed of that are considered noncore or nearing the end of their productive lives.

Gas Marketing Activities:

In the Rocky Mountain producing area, Kerr-McGee purchases third-party natural gas for aggregation and sale with the company's own production. In addition, Kerr-McGee has transportation capacity to markets in the Midwest to facilitate sale of its natural gas in market regions outside the immediate vicinity of its production. This activity began with the company's acquisition of HS Resources in August 2001 and has increased since that time.

Marketing revenue increased $17 million in the third quarter of 2004 compared with the same period in 2003. Marketing revenue for the first nine months of 2004 totaled $267.3 million, or $52.1 million higher than the same period in 2003. The increase for both periods was primarily the result of higher purchase and resale of natural gas in the Rocky Mountain area and higher natural gas prices. Gas purchase costs increased $18.1 million for the third quarter of 2004 and $57.1 million for the nine months ended September 30, 2004.

Chemicals - Pigment

Operating loss for the third quarter of 2004 was $110.1 million on revenues of $314.2 million, compared with an operating profit of $7.6 million on revenues of $266.8 million for the same 2003 period. The 2004 operating loss was primarily the result of shutdown provisions totaling $104.6 million for the sulfate-process titanium dioxide pigment production at its Savannah, Georgia facility and additional charges at that facility of $17.9 million for accelerated depreciation of other plant assets that are no longer in service. Average selling prices increased 2% over prior year, principally due to improved market conditions in the Americas and Asia Pacific, with total revenues increasing $47.4 million in the third quarter of 2004 compared with the prior year. Pigment sales volumes increased by 21,400 tonnes in the third quarter over 2003. Manufacturing cost efficiency gains resulting from increased production volumes were largely offset by higher product transportation costs, raw material price increases and foreign currency losses.

For the first nine months of 2004, operating loss was $89.4 million on revenues of $869.4 million, compared with an operating profit of $.8 million on revenues of $803.9 million in the comparable prior-year period. The decrease in operating profit for the first nine months of 2004 compared with the same 2003 period was primarily due to the shutdown provisions and other charges incurred for the Savannah facility totaling $122.5 million, partially offset by a decrease of $34.9 million in charges related to the Mobile facility in 2003. Additionally, in the first nine months of 2004, a favorable volume variance of $32.9 million was more than offset by higher average product costs of $28.9 million, and higher transportation, selling and administrative costs of $6.9 million.

For the nine months ended September 30, 2004, revenues increased $65.5 million, or 8%, primarily due to higher pigment sales volumes. Pigment sales volumes increased by 40,300 tonnes for the first nine months compared with prior-year levels.

In September 2004, the company shut down its titanium dioxide pigment sulfate production at its Savannah, Georgia facility. Demand and prices for sulfate anatase pigments, particularly in the paper market, have declined in North America consistently during the past several years. The decreasing volumes, along with unanticipated environmental and infrastructure issues discovered after Kerr-McGee acquired the facility in 2000, created unacceptable financial returns for the facility and contributed to the decision. The company also ended production at its Savannah gypsum plant that uses by-product from the sulfate process to manu facture gypsum. The Savannah facility’s workforce of 410 was reduced by approximately 100 positions. The company expects this decision to result in an improvement in operating profit of approximately $15 million annually.

During the third quarter, the company continued to operate its new high-productivity oxidation line for chloride-process titanium dioxide pigment production at the Savannah facility, which produced improved ore yields. The company continues to evaluate the performance of this new oxidation line and expects to have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities by early 2005. The possible reconfiguration of the Savannah site, if any, could include redeployment of certain assets, idling of certain assets and reduction of the future useful life of certain assets, resulting in the acceleration of depreciation expense and the recognition of other charges. Additionally, the company is reviewing the future useful lives of certain assets in the company’s other chemical plants, which could result in the acceleration of depreciation expense and the recognition of other charges in the 2004 fourth quarter.

Chemicals - Other

Operating loss in the 2004 third quarter was $1.7 million on revenues of $29.3 million, compared with an operating loss of $3.7 million on revenues of $45.4 million for the same 2003 period. The decrease in revenues was primarily due to the ongoing exit of the forest products business. The improved operating performance was primarily due to the company’s Henderson, Nevada electrolytic manganese dioxide (EMD) manufacturing plant, which operated during the third quarter of 2004, but had been idled during the third quarter of 2003, partially offset by lower forest product sales. As previously announced, the company plans to cease operations at its one remaining forest products-treating plant in the fourth quarter of 2004.

For the nine months ended September 30, 2004, operating loss was $9.8 million on revenues of $88.5 million, compared with an operating loss of $22.1 million on revenues of $143.7 million in the same 2003 period. The $12.3 million decrease in operating loss for the nine months of 2004 was primarily due to environmental costs in 2003 of $11 million for remediation of ammonium perchlorate related to the company’s Henderson, Nevada operations (see Note N).

Financial Condition

At September 30, 2004, the company’s net working capital position was a negative $656.9 million, compared with a negative $399.1 million at December 31, 2003. The current ratio was .7 to 1 at September 30, 2004 and .8 to 1 at December 31, 2003. Included in current liabilities at September 30, 2004, are derivative liabilities associated with oil and natural gas commodity contracts of $718.9 million. The commodity contracts generally settle when the associated sale occurs. Oil and gas revenues, which reflect sales at prevailing market prices, are recorded net of any gains or losses on the derivative instruments. The negative working capital position at September 30, 2004, is not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Additionall y, the company has sufficient unused lines of credit and revolving credit facilities to fund any current cash requirements, as discussed below. Current asset balances are minimized as one way to finance capital expenditures and lower borrowing costs.

The company’s percentage of net debt (debt less cash) to capitalization was 44% at September 30, 2004, compared with 57% at December 31, 2003. The decrease from December 31, 2003, resulted primarily from the issuance of common stock in connection with the Westport merger (discussed below) and net debt repayments of $377.9 million.

As of September 30, 2004, the company’s senior unsecured debt was rated BBB by Standard & Poor’s and Fitch and Baa3 by Moody’s. The company believes that it has the ability to provide for its operational needs and its long- and short-term capital programs through its operating cash flow (partially protected by the company's hedging program), borrowing capacity and ability to raise capital. Should operating cash flow decline, the company may reduce its capital expenditures program, borrow under its commercial paper program, draw on its revolving credit facilities and/or consider selective long-term borrowings or equity issuances.

Kerr-McGee’s commercial paper programs are backed by the revolving credit facilities currently in place. At September 30, 2004, the company had unused lines of credit and revolving credit facilities of $1.3 billion. Of this amount, $770 million can be used to support commercial paper borrowings of Kerr-McGee Credit LLC and $490 million can be used to support European commercial paper borrowings of Kerr-McGee (G.B.) PLC, Kerr-McGee Chemical GmbH, Kerr-McGee Pigments (Holland) B.V. and Kerr-McGee International ApS. Currently, the capacity of the company's commercial paper program totals $1.2 billion, available for issuance based on market conditions. As of September 30, 2004, the company had outstanding commercial paper borrowings of $161.5 million. The company also had available, to issue and sell, a total of $1 billion of debt securities, common or preferred stock, or warrants under its shelf registration with the Securities and Exchange Commission. The amount available under the company’s shelf registration was reduced from $1.65 billion to $1 billion on July 1, 2004, due to the issuance of $650 million in debt securities, discussed in more detail below.

The company is currently refinancing its five-year, $650 million revolving credit facility due January 2006 and its 364-day, $700 million revolving credit facility due November 12, 2004, under a new $1.5 billion five-year revolving credit facility. The proposed transaction is expected to enhance the company’s liquidity support and is expected to be effective mid-November 2004.

Long-term debt due within one year of $351.5 million consists primarily of $350 million, 5.375% notes due April 15, 2005. Through the nine months ended September 30, 2004, net cash repayments of debt totaled $377.9 million and noncash settlements of debt totaled $405.6 million. Noncash settlements of debt included the company’s settlement of its $330.3 million (face value), 5.5% DECS on August 2, 2004, with the distribution of shares of Devon common stock and conversion of the Gunnison Trust synthetic lease facility of $75.3 million to a leveraged lease structure in January 2004.

The company holds derivative financial instruments that require margin deposits if unrealized losses exceed limits established with individual counterparty institutions. From time to time, the company may be required to advance cash to its counterparties to satisfy margin deposit requirements. Between January 1, 2004 and November 4, 2004, margin calls totaled $52 million, of which $44.3 million had been refunded to the company, and $7.7 million remained outstanding as of November 4, 2004.

As discussed above, the DECS were settled on August 2, 2004, with the distribution of shares of Devon common stock, at which time the fair values of the embedded put and call options in the DECS were nil and $255.9 million, respectively and the fair value of the 8.4 million shares was $586.2 million. The fair value of the Devon shares less the call option liability, resulted in a net asset carrying value of $330.3 million, which was exactly offset by the fair value of the DECS resulting in no gain or loss on redemption of the debt. The company recognized a charge against earnings of $6.9 million related to a cumulative translation adjustment recorded prior to 1999 when the company was accounting for the investment in Devon using the equity method. Under the provisions of FAS 52, “Foreign Currency Translation,” the prop ortionate share of Devon’s cumulative translation adjustment was removed from equity and reported in earnings in the period during which the liquidation of the investment occurred. During the third quarter of 2004, the company recorded a loss of $29.1 million in other expense for the changes in the fair values of the put and call options, compared with a gain of $45.3 million during the third quarter of 2003. During the first nine months of 2004 and 2003, the company recorded losses of $101 million and $12.8 million, respectively, in other expense for the changes in the fair values of the put and call options. During the third quarter of 2004 and 2003, the company recorded an unrealized gain of $29.4 million and a loss of $43.9 million, respectively, in other expense for the changes in fair value of the Devon shares classified as trading. During the first nine months of 2004 and 2003, the company recorded unrealized gains of $103.2 million and $19.3 million, respectively, in other expense for the change s in fair value of the Devon shares classified as trading.

Operating activities provided net cash of $1.327 billion in the first nine months of 2004, compared with $1.192 billion for the same 2003 period. The $135.1 million increase in operating cash flow between periods resulted primarily from an increase in income excluding noncash items, partially offset by a $100 million increase in taxes and interest paid during the first nine months of 2004. For the first nine months of 2004, capital spending, including dry hole costs, totaled $877.8 million and dividends paid totaled $136.6 million, which compares with $1.327 billion of net cash provided by operating activities during the same period. Excess operating cash flow, together with Westport cash on hand at the merger date of $43 million, proceeds from the sale of Devon stock of $38.9 million and other cash inflows were used to fund the company's net reduction in long-term debt of $377.9 million in the first nine months of 2004.

Capital expenditures for the first nine months of 2004, excluding dry hole costs, totaled $832 million, compared with $749.4 million for the comparable prior-year period. The increase is primarily attributable to development expenditures on the properties acquired in the Westport merger, partially offset by a decrease in the Gulf of Mexico region. Exploration and production expenditures, principally in the Gulf of Mexico and onshore United States, were 91% of the 2004 total expenditures. Expenditures for the chemicals - pigment segment were 7% of the 2004 total, while chemicals - other and corporate incurred the remaining 2% of the year-to-date 2004 expenditures. The company anticipates that the cash requirements for the next several years can be provided through internally generated funds and selective borrowings.

On June 25, 2004, Kerr-McGee completed its merger with Westport, an independent oil and gas exploration and production company with operations in the Rocky Mountain, Mid-Continent and Gulf Coast areas onshore U.S. and in the Gulf of Mexico. The merger increases Kerr-McGee’s proved reserves by approximately 30%, bringing the combined company’s total reserves as of December 31, 2003, to approximately 1.3 billion barrels of oil equivalent had the merger occurred at that date. Kerr-McGee believes the merger will create a more balanced portfolio of oil and gas assets for future growth by combining Westport’s lower-risk, predominantly U.S. onshore properties with Kerr-McGee’s existing asset portfolio. The acquisition price totaled $4.6 billion, which includes the value of common stock and stock options exchanged, plus debt and other liabilities assumed, and merger costs. As a result of the transaction, Kerr-McGee issued 48.9 million shares of common stock valued at $2.4 billion to Westport's stockholders and exchanged 1.9 million stock options with a fair value of $33.7 million for outstanding Westport options.

In connection with the merger, Kerr-McGee assumed the following Westport debt:

(Millions of dollars)	Fair Value

8.25% Notes due 2011 (face value $700 million)	$800.5
Revolving credit facility	245.0
Total	$1,045.5

On June 25, 2004, after completion of the merger, Kerr-McGee paid down all outstanding borrowings under the Westport revolving credit facility and the facility was terminated on July 13, 2004.

During June 2004, Kerr-McGee purchased Westport 8.25% Notes with an aggregate principal amount of $14.5 million ($16.1 million fair value). On July 1, 2004, Kerr-McGee issued a notice of redemption for the remaining 8.25% Westport notes and the notes were redeemed on July 31, 2004, at an aggregate redemption price of $785.5 million. The redemption price consisted of the face value of $700 million, less the amount previously purchased by Kerr-McGee of $14.5 million, plus a make-whole premium of $100 million.

On July 1, 2004, Kerr-McGee issued $650 million of 6.95% notes due July 1, 2024, with interest payable semi-annually. The notes were issued at 99.2%, resulting in a discount of $5 million which will be recognized as additional interest expense over the term of the notes. The proceeds from this debt issuance, together with proceeds from borrowings under the company’s revolving credit facilities, were used to redeem the 8.25% Westport notes discussed above.

Obligations and Commitments

In connection with the merger, Kerr-McGee assumed Westport’s obligations under existing firm transportation contracts. The following table shows the expected future payment commitments associated with these contracts:

(Millions of dollars)	Payments due by period
			2005	2007	After
	Total	2004	-2006	-2008	2008

Gas transportation contracts	$111.2	$1.5	$20.3	$25.6	$63.8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

The company is exposed to market risk fluctuations in crude oil and natural gas prices. To increase the predictability of its cash flows and support capital expenditure plans, the company periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of the company’s oil and gas production in the future.

Prior to entering into the merger agreement with Westport, Kerr-McGee entered into additional financial derivative transactions relating to specified amounts of projected 2004-2006 crude oil and natural gas production volumes. In addition, Kerr-McGee assumed Westport’s existing commodity derivatives at the merger date. Westport’s derivatives in place at the merger date consisted of fixed-price oil and gas swaps, natural gas basis swaps, and costless and three-way collars. The collars assumed in the merger do not qualify for hedge accounting treatment.

At September 30, 2004, the following commodity-related derivatives were outstanding related to (i) the company’s 2004 hedging program, (ii) the incremental derivative transactions described above and (iii) Westport’s derivative positions in place at the merger date.

		Average
		Daily	Average
Contract Type (1)	Period	Volume	Price

Natural Gas Hedges		MMBtu	$/MMBtu

Fixed-price swaps (NYMEX)	Q4 - 2004	870,000	$4.96
	2005	55,000	$4.42

Fixed-price swaps (NWPRM) (2)	Q4 - 2004	30,000	$3.33

Costless collars (NYMEX)	2005	280,000	$5.00 - $6.25
	2006	340,000	$4.75 - $5.50

Basis swaps (CIG (3) and NWPRM)	Q4 - 2004	192,826	$0.64
	Q1 - 2005	50,000	$0.44
	Q2, Q3, Q4 - 2005	45,000	$0.41

Crude Oil Hedges		Bbl	$/Bbl

Fixed-price swaps (WTI)	Q4 - 2004	68,015	$28.54
	2005	3,000	$29.23

Fixed-price swaps (Brent)	Q4 - 2004	52,000	$26.71

Costless collars (WTI)	2005	14,000	$28.50 - $31.89
	2006	19,000	$27.00 - $30.58

(1) These contracts may be subject to margin calls above certain limits established with individual counterparty institutions.

(2) Northwest Pipeline Rocky Mountain index (NWPRM).

(3) Colorado Interstate Gas pipeline.

At September 30, 2004, the following commodity-related derivatives were outstanding and represent those contracts that have not been designated as hedges or that do not qualify for hedge accounting treatment in the case of the collars acquired in the Westport merger.

		Average
		Daily	Three-way	Average
Contract Type (1)	Period	Volume	Floor	Price

Natural Gas (nonhedge contracts)		MMBtu	$/MMBtu	$/MMBtu

Basis swaps (CIG and NWPRM)	Q1 - 2005	200,000		$0.70
	2006 - 2007	35,000	-	$0.31
	2008	19,973	-	$0.25

Costless collars (NYMEX)	Q4 - 2004	44,674	-	$3.70 - $4.00
	2005	60,000	-	$4.09 - $5.57

Three-way collars (NYMEX) (2)	Q4 - 2004	10,000	$3.15	$4.00 - $5.00
	2006	20,000	$3.04	$4.00 - $6.00

Crude Oil (nonhedge contracts)		Bbl	$/Bbl	$/Bbl

Three-way collars (WTI) (2)	Q4 - 2004	4,000	$19.25	$24.38 - $27.71
	2005	5,000	$20.93	$25.00 - $28.23
	2006	2,000	$20.88	$25.00 - $28.65

The following hedge and nonhedge derivative contracts were entered into from October 1, 2004 through October 31, 2004.

		Average
		Daily	Average
Contract Type (1)	Period	Volume	Price

Natural Gas Hedges		MMBtu	$/MMBtu

Costless collars (NYMEX)	Q1 - 2005	225,000	$6.50 - $10.31

Natural Gas (nonhedge contracts)

Basis swaps (CIG and NWPRM)	Q4 - 2004	19,892	$0.78
	Q1 - 2005	40,000	$0.78

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

Interest Rate Risk

The company’s exposure to changes in interest rates relates primarily to long-term debt obligations. In connection with the issuance of $350 million, 5.375% notes due April 15, 2005, the company entered into an interest rate swap arrangement in 2002. The terms of the agreement effectively change the interest the company will pay on the debt until maturity from the fixed rate to a variable rate. The company considers the swap to be a hedge against the change in fair value of the debt as a result of interest rate changes.

During February 2004, the company reviewed the composition of its outstanding debt and entered into additional interest rate swaps, converting an aggregate of $566 million in fixed-rate debt to variable-rate debt. The interest rate swaps have been designated as hedges against changes in the fair value of the related debt resulting from interest rate changes.

The following table summarizes the company’s swap arrangements and the weighted average interest rates for the nine month period ending September 30, 2004. Refer to Note C for information regarding the fair value of these derivative instruments.

			Weighted
	Principal	Swap	Average
Debt Instrument	(in millions)	Terms	Interest rate

5.375% notes due April 15, 2005	$350	LIBOR plus .875%	2.16%
8.125% notes due October 15, 2005	109	LIBOR plus 5.86%	7.09%
5.875% notes due September 15, 2006	307	LIBOR plus 3.1%	4.85%
6.625% notes due October 15, 2007	150	LIBOR plus 3.35%	4.93%

Foreign Currency Exchange Rate Risk

Periodically, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of Australian dollars and British pound sterling, and sales of euro) have been designated and have qualified as cash flow hedges of the company’s operating and capital expenditure requirements. These contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income

Following are the U.S. dollar equivalent notional amounts at the contract exchange rates, weighted-average contractual exchange rates and estimated contract values for contracts to purchase (sell) foreign currencies. Contract values for contracts open at September 30, 2004, are based on the estimated forward exchange rates in effect at quarter-end. Contract values for contracts entered into subsequent to quarter-end are based on estimated forward exchange rates in effect at the end of October. All amounts are U.S. dollar equivalents.

	U.S. Dollar
	Equivalent		Estimated
(Millions of dollars,	Notional	Weighted-Average	Contract
except average contract rates)	Amount	Contract Rate	Value

Open contracts at September 30, 2004 -
Maturing in 2004 -
British pound sterling	$60.0	1.7119	$63.2
Australian dollar	9.4	.5345	12.5
Euro	(109.3)	1.2040	(111.6)
British pound sterling	(1.0)	1.8104	(1.0)
New Zealand dollar	(.5)	.6407	(.5)

Maturing in 2005 -
British pound sterling	185.8	1.7104	192.7
Euro	(16.2)	1.2124	(16.4)

Contracts entered into in October 2004
Maturing in 2004 -
Euro	76.0	1.2597	77.2
New Zealand dollar	(.4)	.6613	(.4)

Maturing in 2005 -
Euro	(79.9)	1.2592	(81.2)
British pound sterling	(.2)	1.7633	(.2)
New Zealand dollar	(.3)	.6735	(.3)

Item 4. Controls and Procedures.

During the third quarter of 2004, the company's disclosure controls and procedures were expanded to integrate the Westport acquisition. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in int ernational markets, including changes in currency exchange rates, political or economic conditions, trade and regulatory matters, general economic conditions, and other factors and risks identified in the Risk Factors section of the company's Annual Report on Form 10-K and other SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A.	On September 15, 2004, the Missouri Attorney General issued to Kerr-McGee Chemical LLC (Chemical) a Notice of Violations (NOV) of the Missouri Clean Water Act. The NOV alleges the discharge of untreated contaminants from Chemical’s plant in Springfield, Missouri to the City of Springfield sanitation system and the Little Sac River. The Attorney General is requesting a civil penalty of $375,000, the performance of an environmental assessment and natural resource damages, which the Missouri Department of Natural Resources currently estimates to be $500,000. The company believes that any penalties and damages related to the NOV will not have a material adverse effect on the company.

B.	In addition to the matter described above and those previously disclosed in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the second fiscal quarter, a discussion of legal proceedings and contingencies can be found in Note N to the Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

Item 5. Other Information.

Ernst & Young LLP (EY), the company’s independent auditor, recently notified the Securities and Exchange Commission (SEC), the Public Company Accounting Oversight Board and the company’s Audit Committee that certain non-audit work it has performed in some foreign jurisdictions has raised questions regarding EY’s independence with respect to certain audit clients.

With respect to the company, affiliates of EY held tax related funds of a de minimis amount and made payment of such funds on behalf of a company affiliate to the applicable taxing authority in China. EY affiliates also provided minor corporate secretarial and de minimis payroll tax services for a small number of expatriates for certain other of the company’s foreign affiliates. Fees paid to EY affiliates in connection with these and other tax return prepar ation services performed in these locations were approximately $12,000 and $16,000 in 2003 and 2004, respectively. The actions by EY affiliates, which are not permitted under the auditor independence rules in Regulation S-X of the SEC, have been discontinued.

The Audit Committee and EY have considered the impact that these actions may have had on EY's independence with respect to the company and have concluded that there has been no impairment of EY's independence. In making this determination, the Audit Committee considered the de minimis amount of funds and fees involved, the ministerial nature of the actions at issue, and that the Kerr-McGee affiliates involved are not material to the consolidated financial statements of the company.

Item 6. Exhibits.

Exhibit No

3.1	Amended and restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

3.2	Amended and restated Bylaws of Kerr-McGee Corporation, filed as Exhibit 3.2 to the quarterly report on Form 10-Q dated August 6, 2004, and incorporated herein by reference.

31.1	Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                KERR-McGEE CORPORATION

Date: November 9, 2004	By:	/s/ John M. Rauh
John M. Rauh
Vice President and Controller
and Chief Accounting Officer

