Form 10-Q
period 2005-03-31
KERR MCGEE CORP /DE
filed 2005-05-10
CIK 1141185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 2005: 161,567,286.

KERR-McGEE CORPORATION

INDEX
PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statement of Income for the Three Months Ended March 31, 2005 and 2004	1

Condensed Consolidated Balance Sheet at March 31, 2005 and December 31, 2004	2

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004	3

Condensed Consolidated Statement of Comprehensive Income (Loss) and Stockholders’ Equity for the Three Months Ended March 31, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	41

Item 4. Controls and Procedures	44

Forward-Looking Information	44

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	46

SIGNATURE	46

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(Millions of dollars, except per-share amounts)	2005	2004

Revenues	$1,717	$1,109

Costs and Expenses
Costs and operating expenses	521	395
Selling, general and administrative expenses	92	81
Shipping and handling expenses	48	38
Depreciation and depletion	310	190
Accretion expense	9	7
Asset impairments	4	13
(Gain) loss associated with assets held for sale	(22)	3
Exploration, including dry hole and amortization of undeveloped leases	63	51
Taxes, other than income taxes	47	28
Provision for environmental remediation and restoration, net of reimbursements	24	(1)
Interest and debt expense	61	57
Total Costs and Expenses	1,157	862

	560	247
Other Income (Expense)	(1)	-

Income from Continuing Operations before Income Taxes	559	247
Provision for Income Taxes	(204)	(92)

Income from Continuing Operations	355	155
Loss from Discontinued Operations (net of income tax benefit of $1)	-	(3)

Net Income	$355	$152

Income (Loss) per Common Share
Basic -
Continuing operations	$2.29	$1.55
Discontinued operations	-	(.03)
Net income	$2.29	$1.52

Diluted -
Continuing operations	$2.20	$1.44
Discontinued operations	-	(.03)
Net income	$2.20	$1.41

Dividends Declared per Common Share	$.45	$.45

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(Millions of dollars)	2005	2004

ASSETS
Current Assets
Cash and cash equivalents	$201	$76
Accounts receivable	890	963
Inventories	364	329
Derivatives and other current assets	205	195
Deferred income taxes	397	324
Total Current Assets	2,057	1,887

Property, Plant and Equipment	19,297	18,984
Less reserves for depreciation, depletion and amortization	(8,430)	(8,157)
	10,867	10,827

Investments, Derivatives and Other Assets	546	508
Goodwill and Other Intangible Assets	1,284	1,288
Long-Term Assets Associated with Properties Held for Disposal	4	8

Total Assets	$14,758	$14,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$628	$644
Long-term debt due within one year	110	463
Income taxes payable	206	201
Derivative liabilities	861	372
Accrued liabilities	757	825
Total Current Liabilities	2,562	2,505

Long-Term Debt	2,946	3,236

Noncurrent Liabilities
Deferred income taxes	2,129	2,177
Asset retirement obligations	509	503
Derivative liabilities	351	208
Other	623	571
Total Noncurrent Liabilities	3,612	3,459

Stockholders' Equity
Common stock, par value $1 - 300,000,000 shares authorized,
164,722,534 and 152,049,127 shares issued at March 31, 2005
and December 31, 2004, respectively	165	152
Capital in excess of par value	4,958	4,205
Preferred stock purchase rights	2	2
Retained earnings	1,382	1,102
Accumulated other comprehensive loss	(536)	(79)
Common shares in treasury, at cost - 3,334,384 and 159,856 shares
at March 31, 2005 and December 31, 2004, respectively	(260)	(8)
Deferred compensation	(73)	(56)
Total Stockholders' Equity	5,638	5,318

Total Liabilities and Stockholders’ Equity	$14,758	$14,518

The "successful efforts" method of accounting for oil and gas exploration and production activities has been followed in preparing this balance sheet.

The accompanying notes are an integral part of this statement.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(Millions of dollars)	2005	2004

Cash Flows from Operating Activities
Net income	$355	$152
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation, depletion and amortization	326	203
Deferred income taxes	138	73
Dry hole expense	20	8
Asset impairments	4	13
(Gain) loss on assets held for sale and asset disposals	(22)	3
Accretion expense	9	7
Provision for environmental remediation and restoration,
net of reimbursements	24	(1)
Other noncash items affecting net income	82	8
Changes in assets and liabilities	(139)	(191)
Net Cash Provided by Operating Activities	797	275

Cash Flows from Investing Activities
Capital expenditures	(374)	(162)
Dry hole costs	(24)	(8)
Proceeds from sales of assets	31	4
Proceeds from sale of investments	-	39
Other investing activities	(30)	(5)
Net Cash Used in Investing Activities	(397)	(132)

Cash Flows from Financing Activities
Issuance of common stock	132	5
Purchases of common stock	(250)	-
Repayment of debt	(42)	(102)
Dividends paid	(68)	(45)
Settlement of Westport derivatives	(43)	-
Other financing activities	(5)	-
Net Cash Used in Financing Activities	(276)	(142)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	1
Net Increase in Cash and Cash Equivalents	125	2
Cash and Cash Equivalents at Beginning of Period	76	142
Cash and Cash Equivalents at End of Period	$201	$144

The accompanying notes are an integral part of this statement.

Consolidated Statement of Comprehensive Income (Loss) and Stockholders' Equity
(Millions of dollars)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Deferred Compensation and Other	Total Stockholders' Equity
Balance at December 31, 2003	$101	$1,708	$927	$(45)		$(2)	$(53)	$2,636
Comprehensive Income (Loss):
Net income	-	-	152	-		-	-	152
Other comprehensive loss	-	-	-	(103)		-	-	(103)
Comprehensive income								49
Exercise of stock options	-	5	-	-		-	-	5
Restricted stock activity	-	22	-	-		(1)	(18)	3
ESOP deferred compensation	-	-	-	-		-	2	2
Dividends declared ($.45 per share)	-	-	(45)	-		-	-	(45)
Balance at March 31, 2004	$101	$1,735	$1,034	$(148)		$(3)	$(69)	$2,650

Balance at December 31, 2004	$152	$4,205	$1,102	$(79)		$(8)	$(54)	$5,318
Comprehensive Income (Loss):
Net income	-	-	355	-		-	-	355
Other comprehensive loss	-	-	-	(457)		-	-	(457)
Comprehensive loss								(102)
Shares issued upon conversion
of 5.25% debentures	10	583	-	-		-	-	593
Shares repurchased	-	-	-	-		(250)	-	(250)
Exercise of stock options	2	130	-	-		-	-	132
Restricted stock activity	1	24	-	-		(2)	(19)	4
ESOP deferred compensation	-	-	-	-		-	2	2
Tax benefit from stock-based awards	-	16	-	-		-	-	16
Dividends declared ($.45 per share)	-	-	(74)	-		-	-	(74)
Other	-	-	(1)	-		-	-	(1)
Balance at March 31, 2005	$165	$4,958	$1,382	$(536)	$	(260)	$(71)	$5,638

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

1.	The Company, Basis of Presentation and Accounting Policies

The Company

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

The company recently made a number of strategic decisions in an effort to reposition Kerr-McGee as a pure-play exploration and production company and enhance value for its stockholders, as outlined below.

•
In March 2005, the company’s Board of Directors (the Board) authorized management to pursue alternatives for the separation of the chemical business, including a spinoff or sale. The company is actively pursuing both separation alternatives and expects to determine the timing and manner of disposal later in 2005. As of May 6, 2005, criteria for reporting results of the chemical business unit as discontinued operations have not been met.

•
Concurrent with the decision to pursue the separation of the chemical business, the Board authorized a share repurchase program initially set at $1 billion, with an expectation to expand the program as the chemical business separation proceeds. The company repurchased 3.1 million shares of its common stock at an aggregate cost of $250 million under this program before its termination in connection with the Board's approval of the tender offer discussed below.

•
In April 2005, the company announced its decision to divest of lower-growth, shorter-life and higher-decline oil and gas properties. Assets being considered for divestiture may include oil and gas properties onshore in the United States and in the U.K. sector of the North Sea and all of the company’s Gulf of Mexico shelf properties, representing approximately 10% to 15% of the company’s proved reserves at December 31, 2004. Divestitures are expected to result in gross proceeds of approximately $2 billion to $2.5 billion. However, the actual proceeds may differ materially form management’s estimates due to a change in market conditions or in the composition of the properties to be divested, as well as other factors.

•
On April 14, 2005, the company announced its intention to commence a modified "Dutch Auction" self tender offer for its common stock with an aggregate purchase cost of up to $4 billion. Under the tender offer, which commenced on April 18, 2005, the company will repurchase its shares at a price not lower than $85 or higher than $92 per share. Based on the number of shares tendered and the prices specified by the tendering stockholders, the company will determine the lowest per-share price within the range that will enable it to buy up to $4 billion of its common stock. Assuming the tender offer is fully subscribed, between 43.5 million and 46.7 million shares may be repurchased, or 27% to 29% of shares outstanding at March 31, 2005. Unless extended, the tender offer will expire on May 18, 2005. Except for the company’s directors and executive officers, who have advised us that they do not intend to tender shares pursuant to the tender offer, no stockholders have made commitments to the company regarding the tender of their shares. The tender offer is expected to be financed with cash on hand and the net proceeds of borrowings. The company obtained commitments for financing which may be used to fund the tender offer, repay certain existing indebtedness and for general corporate purposes, as more fully discussed in Note 8. The tender offer is subject to customary terms and conditions, including those contained in the financing commitments.

•
The Board approved a recommendation to revise the company’s dividend policy to a dividend level consistent with that of other pure-play exploration and production companies. Starting with the quarter ending June 30, 2005, the annual dividend is expected to be revised from $1.80 to $.20 per share.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by the company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments, consisting only of adjustments that are normal and recurring in nature, necessary to a fair statement of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

Certain 2004 amounts included in these condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. The Condensed Consolidated Statement of Income for the three months ended March 31, 2004 reflects results of the company’s former forest products operations as discontinued operations. Criteria for classification of the forest products business as discontinued operations were met in the fourth quarter of 2004.

Accounting Policies

Employee Stock-Based Compensation - The company accounts for its stock option plans under the intrinsic-value method permitted by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, net income reflects no stock-based employee compensation expense for the issuance of stock options under the company’s plans, since all options were fixed-price options with an exercise price equal to the market value of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation” (FAS No. 123) prescribes a fair-value method of accounting for employee stock options under which compensation expense is measured based on the estimated fair value of stock options at the grant date and recognized over the vesting period. The following table illustrates the effect on net income and earnings per share assuming the company had applied the fair-value recognition provisions of FAS No. 123 to stock-based employee compensation.

	Three Months Ended
	March 31,
(Millions of dollars, except per-share amounts)	2005	2004

Net income, as reported	$355	$152
Add: stock-based employee compensation expense
included in reported net income, net of taxes	9	4
Deduct: stock-based compensation expense determined
using a fair-value method, net of taxes	(16)	(7)
Pro forma net income	$348	$149

Net income per share -
Basic -
As reported	$2.29	$1.52
Pro forma	2.25	1.48

Diluted -
As reported	$2.20	$1.41
Pro forma	2.15	1.38

The fair value of each option granted in 2005 and 2004 was estimated as of the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Assumptions				Weighted-Average
	Risk-Free	Expected	Expected	Expected	Fair Value of
	Interest Rate	Dividend Yield	Life (years)	Volatility	Options Granted
2005	3.9%	3.5%	6.0	27.4%	$12.50
2004	3.5	3.6	5.8	22.6	8.63

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), which replaces FAS No. 123 and supersedes APB No. 25. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC amended its rules to allow public companies more time to implement the standard. Following the Commission’s rule, the company intends to implement FAS No. 123R effective January 1, 2006. The company plans to adopt the standard using the modified prospective method, as permitted by the standard. The modified prospective method requires that compensation expense be recorded for all unvested share-based compensation awards at the beginning of the first quarter of adoption. The company expects that the adoption will not have a material effect on its financial condition and cash flows, and that the effect on its results of operations will be comparable to the pro forma disclosures under FAS No. 123 presented above.

2.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2005 and 2004, is as follows:

	Three Months Ended
	March 31,
(Millions of dollars)	2005	2004

Net income	$355	$152
After-tax changes in:
Deferred loss on cash flow hedges	(459)	(91)
Foreign currency translation adjustments	2	(7)
Unrealized loss on available-for-sale securities	-	(5)
Comprehensive income (loss)	$(102)	$49

3.	Derivative Instruments
The company is exposed to risk from fluctuations in crude oil and natural gas prices, foreign currency exchange rates and interest rates. To reduce the impact of these risks on earnings and to increase the predictability of its cash flows, the company enters into certain derivative contracts, primarily swaps and collars for a portion of its future oil and gas production, forward contracts to buy and sell foreign currencies and interest rate swaps to hedge the fair value of its fixed-rate debt. Gains and losses on derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged forecasted transactions affect earnings. Gains and losses associated with hedge ineffectiveness are recognized in current earnings as a component of revenues. For the quarters ended March 31, 2005 and 2004, losses on hedge ineffectiveness were $9 million and $1 million, respectively. At March 31, 2005, net after-tax losses on oil and gas derivatives deferred in accumulated other comprehensive loss related to a portion of the company’s expected production through 2007. The company expects to reclassify $440 million of such losses into earnings during the next 12 months, assuming no further changes in the fair value of the related contracts.

Realized and unrealized gains and losses arising from derivative instruments that have not been designated as hedges or that do not qualify for hedge accounting (“nonhedge derivatives”) are recognized in current earnings. In June 2004, the company assumed a net liability associated with commodity derivatives in connection with the Westport merger. While Westport’s fixed-price oil and gas swaps were designated as hedges, costless and three-way collars do not qualify for hedge accounting treatment because they represented “net written options” at the merger date. As a result, even though these collars effectively reduce commodity price risk, the company will recognize mark-to-market gains and losses in earnings until the collars mature, rather than deferring such amounts in accumulated other comprehensive income (loss). The net liability associated with these derivatives at March 31, 2005 was $112 million.

The following tables summarize the balance sheet presentation of the company’s derivatives as of March 31, 2005 and December 31, 2004:

	As of March 31, 2005
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred Gain
(Millions of dollars)	Asset	Asset	Liability	Liability	(Loss) in AOCI(1)
Oil and gas commodity derivatives -
Kerr-McGee positions	$29	$24	$(683)	$(319)	$(604)
Acquired Westport positions	-	-	(168)	(22)	(30)
Gas marketing-related derivatives	10	1	(10)	(1)	-
Foreign currency forward contracts	14	-	-	-	14
Interest rate swaps	7	-	-	(9)	-
Other	6	-	-	-	4

Total derivative contracts	$66	$25	$(861)	$(351)	$(616)

	As of December 31, 2004
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred Gain
(Millions of dollars)	Asset	Asset	Liability	Liability	(Loss) in AOCI(1)
Oil and gas commodity derivatives -
Kerr-McGee positions	$54	$12	$(235)	$(188)	$(167)
Acquired Westport positions	1	1	(123)	(16)	(7)
Gas marketing-related derivatives	6	2	(6)	(2)	-
Foreign currency forward contracts	20	-	(6)	-	16
Interest rate swaps	4	-	(1)	(2)	-
Other	3	-	(1)	-	1

Total derivative contracts	$88	$15	$(372)	$(208)	$(157)

(1)  Amounts deferred in accumulated other comprehensive income (AOCI) are reflected net of tax.

The following table summarizes the classification of gain (loss) on derivative instruments in the Condensed Consolidated Statement of Income for the three-month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005			2004

		Costs and	Other Income		Costs and	Other Income
(Millions of dollars)	Revenues	Expenses	(Expense)	Revenues	Expenses	(Expense)

Hedge Activity:
Oil and gas commodity derivatives	$(37)	$-	$-	$(61)	$-	$-
Foreign currency contracts	(1)	1	-	-	4	-
Interest rate swaps	-	1	-	-	4	-
Total hedging contracts	(38)	2	-	(61)	8	-

Nonhedge Activity:
Oil and gas commodity derivatives -
Kerr-McGee positions	8	-	-	-	-	-
Acquired Westport positions	(59)	-	-	-	-	-
Gas marketing-related derivatives	2	-	-	2	-	(1)
DECS call option (1)	-	-	-	-	-	(6)
Other	-	-	2	-	-	(1)
Total nonhedge contracts	(49)	-	2	2	-	(8)

Total derivative contracts	$(87)	$2	$2	$(59)	$8	$(8)

(1)	Other income (expense) for the quarter ended March 31, 2004 also includes unrealized gains of $7 million on Devon Energy common stock classified as trading.

4.	Accounts Receivable Sales

Through April 2005, the company had an accounts receivable monetization program with a maximum availability of $165 million. Under the terms of the program, selected qualifying customer accounts receivable of the company’s chemical - pigment business were sold monthly to a special-purpose entity (SPE), which in turn sold an undivided ownership interest in the receivables to a third-party multi-seller commercial paper conduit sponsored by an independent financial institution. The company sold, and retained an interest in, excess receivables to the SPE as over-collateralization for the program. The retained interest in sold receivables was subordinate to, and provided credit enhancement for, the conduit's ownership interest in the SPE's receivables, and was available to the conduit to pay certain fees or expenses due to the conduit, and to absorb credit losses incurred on any of the SPE's receivables in the event of program termination. No recourse obligations were recorded since the company had no obligations for any recourse actions on the sold receivables.

During the quarters ended March 31, 2005 and 2004, the company sold $279 million and $237 million, respectively, of its pigment receivables, resulting in pretax losses reflected in other income (expense) of $3 million and $1 million, respectively. Both at March 31, 2005 and at December 31, 2004, the outstanding balance of receivables sold, net of the company's retained interest in receivables serving as over-collateralization, totaled $165 million. The outstanding balance of receivables serving as over-collateralization totaled $37 million and $39 million at March 31, 2005 and December 31, 2004, respectively. These balances are included in accounts receivable in the accompanying Condensed Consolidated Balance Sheet.

The accounts receivable monetization program included ratings downgrade triggers that provided for certain program modifications, including a program termination event upon which the program would effectively liquidate over time and the third-party multi-seller commercial paper conduit would be repaid with the collections on accounts receivable sold by the SPE. In April 2005, following the announcement of the self tender offer discussed in Note 1, the company’s senior unsecured debt was downgraded, triggering program termination. As opposed to liquidating the program over time or modifying its terms, the company elected to terminate the program by advancing the then outstanding balance of receivables sold of $165 million to the SPE, which in turn used the funds to repay the financial institution. The balances of outstanding receivables are expected to be collected as they become due and will be used by the SPE to repay the company for its advance.

5.	Inventories

Major categories of inventories at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
(Millions of dollars)	2005	2004

Chemicals and other products	$263	$236
Materials and supplies	88	85
Crude oil and natural gas liquids	13	8
Total	$364	$329

6.	Exchange of Assets and Asset Impairments

Exchange of Assets - In February 2005, the company acquired a 37.5% interest in the Blind Faith discovery in the deepwater Gulf of Mexico from BP Exploration & Production in exchange for the company's interests in various proved oil and gas properties in the Arkoma basin of southeast Oklahoma. We received $22 million at the closing date of the transaction (subject to post-closing adjustments) with an additional $2 million to be received associated with certain preferential rights to purchase. The company recognized a $19 million gain on disposal based on the percentage of the Arkoma properties' fair value that was received in cash.

Exploratory Drilling Costs - At March 31, 2005, the company had capitalized exploratory drilling costs of approximately $192 million associated with ongoing exploration and/or appraisal activities primarily in the deepwater Gulf of Mexico, China, Alaska and Brazil. Such capitalized costs may be charged against earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered or that future appraisal drilling or development activities are not likely to occur.

Asset Impairments - The chemical - pigment operating unit began production through a new high-productivity oxidation line at the Savannah, Georgia, chloride process pigment plant in January 2004. This new technology results in low-cost, incremental capacity increases through modification of existing chloride oxidation lines and allows for improved operating efficiencies through simplification of hardware configurations and reduced maintenance requirements. As of March 31, 2005, the company continued to operate its new high-productivity oxidation line and continued to evaluate its performance. The company expects to have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities later in 2005. The possible reconfiguration of the Savannah site, if any, could include redeployment of certain assets, idling of certain assets and reduction of the future useful life of certain assets, resulting in the acceleration of depreciation expense and the recognition of other charges.

7.	Income Taxes

On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the “Act”). A provision of the Act includes a one-time dividends received deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. As of March 31, 2005, management had not decided on whether, and to what extent, foreign earnings may be repatriated by the company under the Act, and accordingly, the financial statements do not reflect any provision for taxes on unremitted foreign earnings. On April 11, 2005, management completed its analysis of the impact of the Act on the company's plans for repatriation. Based on this analysis, the company plans to repatriate up to $500 million in extraordinary dividends, as defined in the Act, by the end of 2005. Accordingly, a tax liability of approximately $28 million may be recognized in the quarter ending June 30, 2005. Cash requirements for the dividends are expected to be met with cash on hand, operating cash flows of certain of our foreign subsidiaries and proceeds from asset sales.

8.	Debt

In February 2005, the company called for redemption all of the $600 million aggregate principal amount of its 5.25% convertible subordinated debentures due 2010 at a price of 102.625%. Prior to March 4, 2005, the redemption date, all of the debentures were converted by the holders into approximately 9.8 million shares of common stock.

The company's $1.5 billion unsecured revolving credit agreement, which extends through November 2009, contains restrictive covenants, including a maximum total debt to total capitalization ratio, as defined in the agreement, of 65%. At March 31, 2005, the company’s total debt to total capitalization ratio was 35% and the company was in compliance with other debt covenants. On April 15, 2005, the company’s 5.375% Notes in the aggregate principal amount of $350 million matured and were repaid with the proceeds of borrowings under the revolving credit facility. Consequently, the carrying value of the 5.375% Notes was classified as long-term debt at March 31, 2005, based on the company’s ability and intent to maintain this obligation for longer than one year.

As discussed in Note 1, on April 18, 2005, the company commenced a self tender offer for its common stock. Prior to commencing its offer, the company obtained commitments for financing, totaling up to $6 billion, which may be used to fund the tender offer, repay certain existing indebtedness and for general corporate purposes. In connection with the commitments, the company expects to close the following facilities:

	Amount	Term
Senior secured term loan facility	$2 billion	2 years
Senior secured term loan facility	$2.25 billion	6 years
Senior secured revolving credit facility	$1.25 billion	5 years

The availability of the facilities under the commitments is subject to certain conditions, including the repayment and termination of the company’s existing $1.5 billion revolving credit facility. The term facilities may be used to repay certain of the company’s existing indebtedness, to finance the tender offer and to pay related fees and expenses. The revolving credit facility may be used to repay certain of the company’s existing indebtedness and for general corporate purposes. Borrowings under the facilities will bear interest, at the company’s selection, based on LIBOR, the JPMorgan Chase Bank prime rate or the federal funds rate, plus a margin that ranges from .75% to 2.50%. Under the commitments, the six-year term loan facility will amortize in quarterly installments, amounts of which will be determined in the final agreements. Additionally, subject to certain exceptions and step-down provisions, the facilities will be subject to mandatory prepayment provisions, under which 50% of the net after-tax proceeds of certain equity issuances and excess cash flow and 100% of the net after-tax proceeds from dispositions of certain assets and incurrence of certain indebtedness must be used to repay the term loans. Each facility will be secured by a perfected first priority security interest, subject to existing liens and customary exceptions and to the rights of the company’s existing bondholders to be equally and ratably secured, in all of the company’s tangible and intangible assets located in the United States (other than certain assets), and all of the capital stock of the company’s direct and indirect subsidiaries (other than certain subsidiaries to be agreed and limited, in the case of foreign subsidiaries, to 66% of the capital stock of the company’s first tier foreign subsidiaries). The terms of the facilities are expected to include customary representations and warranties, conditions precedent, events of default, affirmative and negative covenants and financial covenants.

9.	Exit Activities

The following table presents a reconciliation of the beginning and ending balances of reserves for exit activities for the first quarter of 2005. No significant changes in the status of exit activities occurred during this period.

	Dismantlement	Personnel
(Millions of dollars)	and Closure	Costs	Total

Balance at December 31, 2004	$10	$8	$18
Payments	(1)	(2)	(3)
Adjustments	(1)	-	(1)
Balance at March 31, 2005	$8	$6	$14

As discussed in Note 1, the company plans to dispose of its chemical business unit and divest of selected oil and gas properties. In April 2005, in connection with the planned exit activities, the company initiated employee compensation programs designed to provide an incentive to certain employees to remain with the company over a stated period ranging from 6 to 18 months. A total of $34 million will be payable under these programs assuming all participating employees meet the service and other conditions and before considering any discretionary awards that may be made in future periods, as discussed below. The cost associated with these programs generally will be recognized as the related services are provided by the participating employees.

Under the plan covering employees of the chemical business unit, existing awards totaling $2 million are payable upon the earlier of the disposition of the chemical business or the end of a one-year service period. Additionally, the plan provides for discretionary bonuses that may be granted to participating employees if they continue their employment through the date the disposition of the chemical business is completed, as determined by management.

10.	Employee Stock-Based Compensation and Benefit Plans

Stock-Based Compensation - In January 2005, annual stock-based compensation awards were granted to eligible employees and directors under the company’s 2002 Long Term Incentive Plan. The awards included approximately 450,000 shares of restricted stock, 1.7 million stock options and 16.3 million performance units that provide for cash awards based on the company’s achievement of certain financial performance measures over a stated period. The fair value of the restricted stock grant on the grant date was $25 million, which will be recognized as compensation expense (net of forfeitures) ratably over the vesting period of three years or the service period, if shorter. The exercise price of the options granted of $56.57 per share equaled the fair value of the underlying stock on the date of grant, and therefore, did not result in compensation expense. See Note 1 for additional information related to the company’s accounting policy for stock-based compensation.

Retirement and Postretirement Benefits - The company has both noncontributory and contributory defined-benefit retirement plans and company-sponsored contributory postretirement plans for health care and life insurance. Most employees are covered under the company’s retirement plans, and substantially all U.S. employees may become eligible for the postretirement benefits if they reach retirement age while working for the company.

Total costs recognized for employee retirement and postretirement benefit plans for the first quarter of 2005 and 2004 were as follows:

			Postretirement
	Retirement Plans		Health and Life Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Millions of dollars)	2005	2004	2005	2004
Net periodic cost -
Service cost	$9	$7	$1	$1
Interest cost	18	18	4	5
Expected return on plan assets	(26)	(29)	-	-
Net amortization -
Prior service cost	2	2	(1)	-
Net actuarial loss	1	1	1	1
Total net periodic cost	$4	$(1)	$5	$7

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2005 and 2004. Substantially all options outstanding at March 31, 2005 were in-the-money, and therefore, the dilutive effect of such options is reflected in diluted earnings per share for the three months ended March 31, 2005. As discussed in Note 8, during the first quarter of 2005, the company’s 5.25% convertible subordinated debentures were converted by the holders into approximately 9.8 million shares of common stock.

	For the Three Months Ended March 31,
	2005			2004
	Income from			Income from
(In millions, except	Continuing		Per-Share	Continuing		Per-Share
per-share amounts)	Operations	Shares	Income	Operations	Shares	Income

Basic earnings per share	$355	154.8	$2.29	$155	100.3	$1.55
Effect of dilutive securities:
5.25% convertible debentures	4	6.4		5	9.8
Restricted stock	-	.6		-	1.0
Stock options	-	1.0		-	.2
Diluted earnings per share	$359	162.8	$2.20	$160	111.3	$1.44

12.	Capital Stock

Authorized capital stock of the company consists of 300 million shares of common stock with a par value of $1.00 per share and 40 million shares of preferred stock without par value. No shares of preferred stock have been issued. In March 2005, the company’s Board of Directors recommended that the stockholders approve an increase of the authorized number of shares of the company’s common stock to 500 million shares. The stockholders will vote on this proposal at the May 10, 2005 Annual Meeting of Stockholders.

Changes in common stock issued and treasury stock held for the three-month periods ended March 31, 2005 and 2004, are as follows:

	Common	Treasury
(Thousands of shares)	Stock	Stock

Balance at December 31, 2003	100,892	32
Exercise of stock options	128	-
Issuance of restricted stock	438	-
Forfeiture of restricted stock	-	28
Balance at March 31, 2004	101,458	60

Balance at December 31, 2004	152,049	160
Exercise of stock options	2,406	-
Issuance of restricted stock	450	-
Forfeiture of restricted stock	-	29
Shares issued upon conversion of 5.25% debentures	9,818	-
Shares repurchased	-	3,145
Balance at March 31, 2005	164,723	3,334

As more fully discussed in Note 1, the company repurchased 3.1 million shares of its common stock in March 2005 and has subsequently commenced a self tender offer to purchase additional shares of its common stock of up to $4 billion.

13.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the quarter ended March 31, 2005, as well as balances, accruals and receipts of environmental cost reimbursements from other parties.

		Reserves for
	Reserves for	Environmental	Reimbursements
(Millions of dollars)	Litigation	Remediation	Receivable

Balance at December 31, 2004	$39	$255	$94
Provisions / Accruals	-	44	20
Payments / Settlements	(7)	(9)	(66)
Balance at March 31, 2005	$32	$290	$48

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

Vicinity Areas - The Environmental Protection Agency (EPA) has listed four areas in the vicinity of the closed West Chicago facility on the NPL and has designated Chemical as a Potentially Responsible Party (PRP) in these four areas. Chemical has substantially completed remedial work for two of the areas (known as the Residential Areas and Reed-Keppler Park). The other two NPL sites, known as Kress Creek and the Sewage Treatment Plant, are contiguous and involve low levels of insoluble thorium residues, principally in streambanks and streambed sediments, virtually all within a floodway. Chemical has reached an agreement with the appropriate federal and state agencies and local communities regarding the characterization and cleanup of the sites, past and future government response costs, and the waiver of natural resource damages claims. The agreement has been incorporated in a consent decree, which must be entered by a federal court. The consent decree was lodged with the court in April 2005, and is expected to be approved by the court in due course. The cleanup work, which is expected to take about four to five years to complete following entry of the consent decree, will require excavation of contaminated soils and stream sediments, shipment of excavated materials to a licensed disposal facility and restoration of affected areas.

Financial Reserves - In the first quarter of 2005, $13 million was added to the reserve for the West Chicago site to cover increased soil volumes encountered during the final stages of characterization of Kress Creek, increases in labor and materials and required future payments for past costs and access fees. As of March 31, 2005, the company had reserves of $111 million for costs related to West Chicago. Although actual costs may exceed current estimates, the amount of any increase cannot be reasonably estimated at this time. The amount of the reserve is not reduced by reimbursements expected from the federal government under Title X of the Energy Policy Act of 1992 (Title X) (discussed below).

Government Reimbursement - Pursuant to Title X, the U.S. Department of Energy (DOE) is obligated to reimburse Chemical for certain decommissioning and cleanup costs incurred in connection with the West Chicago sites in recognition of the fact that about 55% of the facility's production was dedicated to U.S. government contracts. The amount authorized for reimbursement under Title X is $365 million plus inflation adjustments. That amount is expected to cover the government's full share of West Chicago cleanup costs. Through March 31, 2005, Chemical had been reimbursed approximately $281 million under Title X.

Reimbursements under Title X are provided by congressional appropriations. Historically, congressional appropriations have lagged Chemical's cleanup expenditures. As of March 31, 2005, the government’s share of costs incurred by Chemical but not yet reimbursed by the DOE totaled approximately $14 million. The company believes receipt of the $14 million government share in due course following additional congressional appropriations is probable and has reflected that amount as a receivable in the accompanying financial statements. The company will recognize recovery of the government's share of future remediation costs for the West Chicago sites as Chemical incurs the cash expenditures.

Henderson, Nevada

In 1998, Chemical decided to exit the ammonium perchlorate business. At that time, Chemical curtailed operations and began preparation for the shutdown of the associated production facilities in Henderson, Nevada, that produced ammonium perchlorate and other related products. Manufacturing of perchlorate compounds began at Henderson in 1945 in facilities owned by the U.S. government. The U.S. Navy expanded production significantly in 1953, when it completed construction of a plant for the manufacturing of ammonium perchlorate. The Navy continued to own the ammonium perchlorate plant as well as other associated production equipment at Henderson until 1962, when the plant was purchased by a predecessor of Chemical. The ammonium perchlorate produced at the Henderson facility was used primarily in federal government defense and space programs. Perchlorate has been detected in nearby Lake Mead and the Colorado River.

Chemical began decommissioning the facility and remediating associated perchlorate contamination, including surface impoundments and groundwater, when it decided to exit the business in 1998. In 1999 and 2001, Chemical entered into consent orders with the Nevada Division of Environmental Protection (NDEP) that require Chemical to implement both interim and long-term remedial measures to capture and remove perchlorate from groundwater. In April 2005, Chemical entered into an amended consent order with NDEP that requires, in addition to the capture and treatment of groundwater, the closure of a certain impoundment related to the past production of ammonium perchlorate, including treatment and disposal of solution and sediment contained in the impoundment.

In 1999, Chemical initiated the interim measures required by the consent orders. A long-term remediation system is operating in compliance with the consent orders. Initially, the remediation system was projected to operate through 2007. However, studies of the decline of perchlorate levels in the groundwater indicate that Chemical may need to operate the system through 2011. The scope, duration and cost of groundwater remediation ultimately will be driven in the long term by drinking water standards, which to date have not been formally established by state or federal regulatory authorities. EPA and other federal and state agencies continue to evaluate the health and environmental risks associated with perchlorate as part of the process for ultimately setting drinking water standards. One state agency, the California Environmental Protection Agency (CalEPA), has set a public health goal for perchlorate, and the federal EPA has established a reference dose for perchlorate, which are preliminary steps to setting drinking water standards. The establishment of drinking water standards could materially affect the scope, duration and cost of the long-term groundwater remediation that Chemical is required to perform.

Financial Reserves - In the first quarter of 2005, $26 million was added to the reserve for Henderson to cover the operating and maintenance costs over the extended period for groundwater treatment and $4 million for closure of the ammonium perchlorate pond. Remaining reserves for Henderson totaled $39 million as of March 31, 2005. As noted above, the long-term scope, duration and cost of groundwater remediation and impoundment closure are uncertain and, therefore, additional costs beyond those accrued may be incurred in the future. However, the amount of any additional costs cannot be reasonably estimated at this time.

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

Insurance - In 2001, Chemical purchased a 10-year, $100 million environmental cost cap insurance policy for groundwater and other remediation at Henderson. The insurance policy provides coverage only after Chemical exhausts a self-insured retention of approximately $61 million and covers only those costs incurred to achieve cleanup specified in the policy. As noted above, federal and state agencies have not established a drinking water standard and, therefore, it is possible that Chemical may be required to achieve a cleanup level more stringent than that covered by the policy. If so, the amount recoverable under the policy may be less than the ultimate cleanup cost.

At March 31, 2005, the company expects estimated aggregate cleanup costs of $95 million less the $61 million self-insured retention (for a net amount of $34 million) to be covered by the insurance policy. The estimated aggregate cleanup costs of $95 million include qualifying expenditures incurred to date of approximately $67 million and remaining qualifying expenditures to be incurred of approximately $28 million, which are included in the environmental reserve at March 31, 2005. The company believes that a reimbursement of approximately $34 million is probable, and, accordingly, the company has recorded a receivable in the financial statements for that amount.

Milwaukee, Wisconsin

In 1976, Chemical closed a wood-treatment facility it had operated in Milwaukee, Wisconsin. Operations at the facility prior to its closure had resulted in the contamination of soil and groundwater at and around the site with creosote and other substances used in the wood-treatment process. In 1984, EPA designated the Milwaukee wood-treatment facility as a Superfund site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), listed the site on the NPL and named Chemical a PRP. Chemical executed a consent decree in 1991 that required it to perform soil and groundwater remediation at and below the former wood-treatment area and to address a tributary creek of the Menominee River that had become contaminated as a result of the wood-treatment operations. Actual remedial activities were deferred until after the decree was finally entered in 1996 by a federal court in Milwaukee.

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

Financial Reserves - As of March 31, 2005, the company had reserves of $6 million for the costs of the remediation work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

Financial Reserves - As of March 31, 2005, the company had reserves of $20 million for the costs of the ongoing remediation and decommissioning work described above. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

Los Angeles County, California

During 2004, the company began remediation and restoration of an oil and gas field in Los Angeles County, California. The company’s obligation for remediation and restoration of this oil and gas field is expected to take about five years, although completion could be delayed by permitting requirements.

Financial Reserves - As of March 31, 2005, the company had environmental reserves of $25 million for this project. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

New Jersey Wood-Treatment Site

Chemical and its ultimate parent were named in 1999 as PRPs under CERCLA at a former wood-treatment site in New Jersey at which EPA is conducting a cleanup. On April 15, 2005, Chemical and its ultimate parent received a letter from EPA asserting that they are liable under CERCLA as former owners or operators of the site and demanding reimbursement of costs expended by EPA at the site. The demand is for payment of past costs in the amount of approximately $179 million, plus interest. Chemical did not operate the site, which had been sold to a third party before Chemical succeeded to the interests of a predecessor owner in the 1960’s. The predecessor also did not operate the site, which had been closed down before it was acquired by the predecessor. Based on historical records, there are substantial uncertainties about whether or under what terms the predecessor assumed liabilities for the site. In addition, it appears there may be other PRPs, though it is not known whether the other PRPs have received similar letters from EPA. The company intends to vigorously defend against EPA’s claim. The company has not recorded a reserve for the site, as it is not possible to reliably estimate the liability, if any, it may have for the site because of the aforementioned uncertainties and the potential existence of other PRPs.

Other Sites

In addition to the sites described above, the company is responsible for environmental costs related to certain other sites. These sites relate primarily to wood-treating, chemical production, landfills, mining and oil and gas production and refining distribution and marketing. As of March 31, 2005, the company had remaining reserves of $89 million for the environmental costs in connection with these other sites. This includes the remaining portion of $1 million added to the reserves during the first quarter of 2005, primarily because additional remediation, characterization and/or monitoring costs were identified for certain of these sites. Although actual costs may exceed current estimates, the amount of any increases cannot be reasonably estimated at this time.

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

Forest Products Litigation

Between 1999 and 2001, Chemical and its parent company were named in 22 lawsuits in three states (Mississippi, Louisiana and Pennsylvania) in connection with former forest products operations located in those states (in Columbus, Mississippi; Bossier City, Louisiana; and Avoca, Pennsylvania). The lawsuits sought recovery under a variety of common law and statutory legal theories for personal injuries and property damages allegedly caused by exposure to and/or release of creosote and other substances used in the wood-treatment process. Chemical has executed settlement agreements that are expected to resolve substantially all of the Louisiana, Pennsylvania and Columbus, Mississippi, lawsuits described above. Resolution of the remaining cases is not expected to have a material adverse effect on the company.

Following the adoption by the Mississippi legislature of tort reform, plaintiffs’ lawyers filed many new lawsuits across the state of Mississippi in advance of the reform’s effective date. On December 31, 2002, approximately 245 lawsuits were filed against Chemical and its affiliates on behalf of approximately 4,600 claimants in connection with Chemical’s Columbus, Mississippi, operations, seeking recovery on legal theories substantially similar to those advanced in the litigation referred to above. Substantially all of these lawsuits have been removed to the U.S. District Court for the Northern District of Mississippi, and the court has consolidated these lawsuits for pretrial and discovery purposes. On December 31, 2002, June 13, 2003, and June 25, 2004, three lawsuits were filed against Chemical in connection with a former wood-treatment plant located in Hattiesburg, Mississippi. On September 9, 2004, February 11, 2005, and March 2, 2005, three lawsuits were filed against Chemical in connection with a former wood-treatment plant located in Texarkana, Texas. In addition, on January 3, 2005, February 16, 2005, and March 11, 2005, 32 lawsuits were filed against Chemical in connection with the Avoca, Pennsylvania, facility described above. These lawsuits seek recovery on legal theories substantially similar to those advanced in the litigation referred to above. A total of approximately 3,300 claimants now have asserted claims in connection with the Hattiesburg plant; there are 64 plaintiffs named in the Texarkana lawsuits and approximately 4,600 plaintiffs are named in the new Avoca lawsuits. Chemical has resolved approximately 1,490 of the Hattiesburg claims pursuant to a settlement reached in April 2003, which has resulted in aggregate payments by Chemical of approximately $600,000.

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

Other Matters

The company and/or its affiliates are parties to a number of legal and administrative proceedings involving environmental and/or other matters pending in various courts or agencies. In the ordinary course of its business, the company experiences disputes with federal, state, tribal and other regulatory authorities, as well as with private parties, regarding royalty payments. These disputes, individually and in the aggregate, are not expected to have a material adverse effect on the company. There are also proceedings associated with facilities currently or previously owned, operated or used by the company’s affiliates and/or their predecessors, some of which include claims for personal injuries and property damages. Current and former operations of the company’s affiliates also involve management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company’s affiliates to clean up various sites at which petroleum and other hydrocarbons, chemicals, low-level radioactive substances and/or other materials have been contained, disposed of or released. Some of these sites have been designated Superfund sites by EPA pursuant to CERCLA. Similar environmental regulations exist in foreign countries in which the company’s affiliates operate.

Kemira

In 2000, Chemical acquired its titanium dioxide production facility in Savannah, Georgia, from Kemira Pigments Oy, a Finnish company, and its parent, Kemira, Oyj (together, “the Sellers”). After acquiring the facility, the company discovered that certain matters associated with environmental conditions and plant infrastructure were not consistent with representations made by the Sellers. Chemical sought recovery for breach of representations and warranties in a proceeding before the London Court of International Arbitration (LCIA). On May 9, 2005, Chemical received notice from the LCIA that the LCIA had found in favor of Chemical as to liability with respect to certain of the claims. The LCIA still must determine the amount of damages, and, in that regard, Chemical is seeking in excess of $40 million in damages, together with interest, costs and attorney fees. In light of the recent receipt of the lengthy arbitration decision on the liability phase and the complexity of the matter, the company currently cannot reasonably estimate the amount of damages that will be awarded.  The company will recognize a receivable if and when damages are awarded and all contingencies associated with any recovery are resolved.

14.	Commitments

In April 2005, the company entered into additional drilling rig commitments to assure availability for executing our deepwater drilling programs through the end of 2006. The company’s commitments under these arrangements total $135 million, a portion of which will be billed to other working interest partners once actual utilization is known.

15.	Business Segments

The company has three reportable segments: oil and gas exploration and production, production and marketing of titanium dioxide pigment, and production and marketing of other chemical products. As discussed in Note 1, the company is pursuing alternatives for the separation of its chemical business unit.

Segment performance is evaluated based on operating profit (loss), which represents results of continuing operations before considering general corporate expenses, interest and debt expense, environmental provisions related to businesses in which the company’s affiliates are no longer engaged, other income (expense) and income taxes. Following is a summary of revenues and operating profit for each of the company's business segments for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
(Millions of dollars)	2005	2004

Revenues
Exploration and production	$1,383	$834
Chemical - Pigment	311	252
Chemical - Other	23	23

Total Revenues	$1,717	$1,109

Operating Profit (Loss)
Exploration and production	$655	$330
Chemical - Pigment	32	7
Chemical - Other	(9)	(3)
Total Operating Profit	678	334

Interest and debt expense	(61)	(57)
Corporate expenses	(44)	(31)
Provision for environmental remediation and
restoration, net of reimbursements (1)	(13)	1
Other income (expense) (2)	(1)	-

Income from Continuing Operations
before Income Taxes	$559	$247

(1)
Includes provisions, net of reimbursements, related to sites with no ongoing operations or various businesses in which the company’s affiliates are no longer engaged; for example, the refining and marketing of oil and gas and associated petroleum products, and the mining and processing of uranium and thorium. See Note 13.

(2)
The company owns a 50% interest in Avestor, a joint venture involved in the production of lithium-metal-polymer batteries. Investment in Avestor is accounted for under the equity method. The company’s equity in the net losses of Avestor were $7 million and $9 million during the three months ended March 31, 2005 and 2004, respectively. The carrying value of the company’s investment in Avestor at March 31, 2005 and December 31, 2004, was $79 million and $60 million, respectively.

16.	Condensed Consolidating Financial Information

On October 3, 2001, Kerr-McGee Corporation issued $1.5 billion of long-term notes in a public offering. On July 1, 2004, Kerr-McGee Corporation issued an additional $650 million of long-term notes. The notes are general, unsecured obligations of the company and rank in parity with all of the company’s other unsecured and unsubordinated indebtedness. As discussed in Note 8, the company obtained commitments for secured term loan and revolving credit facilities, pursuant to which the company expects to close facilities totaling $5.5 billion. In accordance with the provisions of the indentures under which the company’s existing notes were issued, the company’s obligations under the notes will become equally and ratably secured with the new credit facilities. The notes have been fully and unconditionally guaranteed, on a joint and several basis, by Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation. Additionally, Kerr-McGee Corporation has guaranteed all indebtedness of its subsidiaries. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information.

The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiaries, and (c) the nonguarantor subsidiaries on a consolidated basis. The guarantor subsidiaries include Kerr-McGee Chemical Worldwide LLC and Kerr-McGee Rocky Mountain Corporation, wholly-owned subsidiaries of Kerr-McGee Corporation. Other income (expense) in the Condensed Consolidating Statement of Income includes equity interest in income (loss) of subsidiaries for all periods presented.

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2005

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$280	$1,437	$-	$1,717

Costs and Expenses
Costs and operating expenses	-	156	365	-	521
Selling, general and administrative expenses	-	-	92	-	92
Shipping and handling expenses	-	3	45	-	48
Depreciation and depletion	-	28	282	-	310
Accretion expense	-	1	8	-	9
Asset impairments	-	-	4	-	4
Gain associated with assets held for sale	-	-	(22)	-	(22)
Exploration, including dry holes and amortization of undeveloped leases	-	2	61	-	63
Taxes, other than income taxes	-	9	38	-	47
Provision for environmental remediation
and restoration, net of reimbursements	-	13	11	-	24
Interest and debt expense	42	6	96	(83)	61
Total Costs and Expenses	42	218	980	(83)	1,157

	(42)	62	457	83	560
Other Income (Expense)	390	10	58	(459)	(1)
Income before Income Taxes	348	72	515	(376)	559
Benefit (Provision) for Income Taxes	7	(21)	(190)	-	(204)
Net Income	$355	$51	$325	$(376)	$355

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2004

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues	$-	$211	$898	$-	$1,109

Costs and Expenses
Costs and operating expenses	-	110	285	-	395
Selling, general and administrative expenses	-	-	81	-	81
Shipping and handling expenses	-	2	36	-	38
Depreciation and depletion	-	30	160	-	190
Accretion expense	-	1	6	-	7
Asset impairments	-	1	12	-	13
Loss associated with assets held for sale	-	-	3	-	3
Exploration, including dry holes and
amortization of undeveloped leases	-	4	47	-	51
Taxes, other than income taxes	-	8	20	-	28
Provision for environmental remediation
and restoration, net of reimbursements	-	(1)	-	-	(1)
Interest and debt expense	28	9	69	(49)	57
Total Costs and Expenses	28	164	719	(49)	862

	(28)	47	179	49	247
Other Income (Expense)	271	(7)	29	(293)	-
Income from Continuing Operations
before Income Taxes	243	40	208	(244)	247
Provision for Income Taxes	(91)	(14)	(79)	92	(92)
Income from Continuing Operations	152	26	129	(152)	155
Loss from Discontinued Operations, Net of
Income Tax Benefit of $1	-	-	(3)	-	(3)
Net Income	$152	$26	$126	$(152)	$152

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
March 31, 2005

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$2	$-	$199	$-	$201
Intercompany receivables	-	-	55	(55)	-
Accounts receivable	-	141	749	-	890
Inventories	-	3	361	-	364
Derivatives and other current assets	7	14	184	-	205
Deferred income taxes	-	33	364	-	397
Total Current Assets	9	191	1,912	(55)	2,057

Property, Plant and Equipment - Net	-	1,946	8,921	-	10,867
Investments in Subsidiaries	6,215	659	-	(6,874)	-
Investments, Derivatives and Other Assets	17	23	586	(80)	546
Goodwill and Other Intangible Assets	-	351	933	-	1,284
Long-Term Assets Associated with Properties
Held for Disposal	-	-	4	-	4

Total Assets	$6,241	$3,170	$12,356	$(7,009)	$14,758

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$64	$422	$1,680	$(2,166)	$-
Accounts payable	74	52	502	-	628
Long-term debt due within one year	-	-	110	-	110
Derivative liabilities	-	11	850	-	861
Accrued liabilities	(43)	214	792	-	963
Total Current Liabilities	95	699	3,934	(2,166)	2,562

Long-Term Debt	2,474	-	472	-	2,946

Noncurrent Liabilities
Deferred income taxes	(9)	493	1,645	-	2,129
Derivative liabilities	7	1	343	-	351
Other noncurrent liabilities	-	243	889	-	1,132
Total Noncurrent Liabilities	(2)	737	2,877	-	3,612

Stockholders' Equity	3,674	1,734	5,073	(4,843)	5,638

Total Liabilities and Stockholders' Equity	$6,241	$3,170	$12,356	$(7,009)	$14,758

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
December 31, 2004

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$2	$-	$74	$-	$76
Intercompany receivables	-	-	58	(58)	-
Accounts receivable	-	206	757	-	963
Inventories	-	5	324	-	329
Derivatives and other current assets	4	24	167	-	195
Deferred income taxes	2	13	309	-	324
Total Current Assets	8	248	1,689	(58)	1,887

Property, Plant and Equipment - Net	-	1,947	8,880	-	10,827
Investments in Subsidiaries	6,306	645	-	(6,951)	-
Investments, Derivatives and Other Assets	17	24	547	(80)	508
Goodwill and Other Intangible Assets	-	351	937	-	1,288
Long-Term Assets Associated with Properties
Held for Disposal	-	-	8	-	8

Total Assets	$6,331	$3,215	$12,061	$(7,089)	$14,518

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$68	$598	$1,189	$(1,855)	$-
Accounts payable	68	55	521	-	644
Long-term debt due within one year	354	-	109	-	463
Derivative liabilities	6	71	295	-	372
Accrued liabilities	10	203	813	-	1,026
Total Current Liabilities	506	927	2,927	(1,855)	2,505

Long-Term Debt	2,125	-	1,111	-	3,236

Noncurrent Liabilities
Deferred income taxes	(2)	545	1,634	-	2,177
Derivative liabilities	-	59	149	-	208
Other noncurrent liabilities	-	224	853	(3)	1,074
Total Noncurrent Liabilities	(2)	828	2,636	(3)	3,459

Stockholders' Equity	3,702	1,460	5,387	(5,231)	5,318

Total Liabilities and Stockholders' Equity	$6,331	$3,215	$12,061	$(7,089)	$14,518

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005

			Non-
	Kerr-McGee	Guarantor	Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net income	$355	$51	$325	$(376)	$355
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation, depletion and amortization	-	29	297	-	326
Deferred income taxes	(2)	(2)	142	-	138
Dry hole expense	-	-	20	-	20
Asset impairments	-	-	4	-	4
Gain on assets held for sale and asset disposal	-	-	(22)	-	(22)
Accretion expense	-	1	8	-	9
Provision for environmental remediation
and restoration, net of reimbursements	-	13	11	-	24
Equity in earnings of subsidiaries	(367)	(9)	-	376	-
Other noncash items affecting net income	-	(2)	84	-	82
Changes in assets and liabilities	(42)	89	(186)	-	(139)
Net Cash Provided by (Used in)
Operating Activities	(56)	170	683	-	797

Cash Flows from Investing Activities
Capital expenditures	-	(32)	(342)	-	(374)
Dry hole costs	-	-	(24)	-	(24)
Proceeds from sales of assets	-	-	31	-	31
Other investing activities	-	-	(30)	-	(30)
Net Cash Used in Investing Activities	-	(32)	(365)	-	(397)

Cash Flows from Financing Activities
Issuance of common stock	132	-	-	-	132
Purchases of common stock	(250)	-	-	-	(250)
Repayment of debt	-	-	(42)	-	(42)
Increase (decrease) in intercompany
notes payable	245	(138)	(107)	-	-
Dividends paid	(68)	-	-	-	(68)
Settlement of Westport derivatives	-	-	(43)	-	(43)
Other financing activities	(3)	-	(2)	-	(5)
Net Cash Provided by (Used in)
Financing Activities	56	(138)	(194)	-	(276)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	1	-	1
Net Increase in Cash and Cash Equivalents	-	-	125	-	125
Cash and Cash Equivalents at Beginning of Period	2	-	74	-	76
Cash and Cash Equivalents at End of Period	$2	$-	$199	$-	$201

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004

			Non-
	Kerr-McGee	Guarantor	Guarantor
(Millions of dollars)	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net income	$152	$26	$126	$(152)	$152
Adjustments to reconcile net income to net cash
provided by (used in) operating activities -
Depreciation, depletion and amortization	-	33	170	-	203
Deferred income taxes	-	6	67	-	73
Dry hole expense	-	-	8	-	8
Asset impairments	-	1	12	-	13
Loss on assets held for sale and asset disposal	-	-	3	-	3
Accretion expense	-	1	6	-	7
Provision for environmental remediation
and restoration, net of reimbursements	-	(1)	-	-	(1)
Equity in losses (earnings) of subsidiaries	(157)	4	-	153	-
Other noncash items affecting net income	-	1	7	-	8
Changes in assets and liabilities	(35)	51	(207)	-	(191)
Net Cash Provided by (Used in)
Operating Activities	(40)	122	192	1	275

Cash Flows from Investing Activities
Capital expenditures	-	(34)	(128)	-	(162)
Dry hole costs	-	-	(8)	-	(8)
Proceeds from sales of assets	-	1	42	-	43
Other investing activities	-	-	(5)	-	(5)
Net Cash Used in Investing Activities	-	(33)	(99)	-	(132)

Cash Flows from Financing Activities
Issuance of common stock	5	-	-	-	5
Repayment of debt	-	-	(102)	-	(102)
Increase (decrease) in intercompany
notes payable	81	(89)	9	(1)	-
Dividends paid	(45)	-	-	-	(45)
Net Cash Provided by (Used in)
Financing Activities	41	(89)	(93)	(1)	(142)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	1	-	1
Net Increase in Cash and Cash Equivalents	1	-	1	-	2
Cash and Cash Equivalents at Beginning of Period	2	-	140	-	142
Cash and Cash Equivalents at End of Period	$3	$-	$141	$-	$144

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

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

We recently made a number of strategic decisions in an effort to reposition Kerr-McGee as a pure-play exploration and production company and enhance value for our stockholders, as discussed below.

Planned Asset Disposals - In March 2005, the company’s Board of Directors (the Board) authorized management to pursue alternatives for the separation of the chemical business, including a spinoff or sale. The company is actively pursuing both separation alternatives and expects to determine the timing and manner of disposal later in 2005. As of May 6, 2005, criteria for reporting results of the chemical business unit as discontinued operations have not been met.

In April 2005, the company announced its decision to divest of lower-growth, shorter-life and higher-decline oil and gas properties. Assets being considered for divestiture are expected to represent approximately 20% to 25% of current production and approximately 10% to 15% of the company’s proved reserves at December 31, 2004. Assuming we sold the following assets, we expect to realize gross proceeds of approximately $2 billion to $2.5 billion:

•	All of our Gulf of Mexico shelf properties
•	Several fields in the United Kingdom sector of the North Sea
•	Selected assets in the U.S. onshore Mid-Continent area
•	All U.S. onshore Powder River Basin properties

With the divestiture of these properties, we expect the average life of the company’s oil and gas reserves to increase. Proved developed reserves are expected to continue to represent approximately 65% of total proved reserves. However, the actual impact of any asset divestitures may differ materially from management’s estimates due to a change in market conditions or in the composition of the properties to be divested, as well as other factors.

Repurchases of Common Stock and Related Financing - Concurrent with the decision to pursue the separation of the chemical business, the Board authorized a share repurchase program initially set at $1 billion, with an expectation to expand the program as the chemical business separation proceeds. The company repurchased 3.1 million shares of its common stock at an aggregate cost of $250 million under this program before its termination in connection with the Board's approval of the tender offer discussed below.

On April 14, 2005, the company announced its intention to commence a modified "Dutch Auction" self tender offer for its common stock with an aggregate purchase cost of up to $4 billion. Under the tender offer, which commenced on April 18, 2005, the company will repurchase its shares at a price not lower than $85 or higher than $92 per share. Based on the number of shares tendered and the prices specified by the tendering stockholders, we will determine the lowest per-share price within the range that will enable us to buy up to $4 billion of Kerr-McGee common stock. Assuming the tender offer is fully subscribed, between 43.5 million and 46.7 million shares may be repurchased, or 27% to 29% of shares outstanding at March 31, 2005. Unless extended, the tender offer will expire on May 18, 2005. Except for the company’s directors and executive officers, who have advised us that they do not intend to tender shares pursuant to the tender offer, no stockholders have made commitments to the company regarding the tender of their shares. The tender offer is expected to be financed with cash on hand and the net proceeds of borrowings. Assuming the tender offer is fully subscribed, up to $4.1 billion will be required to purchase the shares under the tender offer and pay related fees and expenses (including structuring and arrangement fees of $55 million for loan facilities under commitments described below).

Under the existing commitments from JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc., we expect to obtain financing of up to $5.5 billion, which may be used to fund the tender offer, repay certain existing indebtedness and for general corporate purposes, as more fully discussed under Financial Condition and Liquidity below. The tender offer is subject to customary terms and conditions, including those contained in the financing commitments. We plan to reduce debt associated with the tender offer in the range of $3.5 billion to $4.5 billion during the next two years, using proceeds of the planned divestitures discussed above and cash flow which has been underpinned by an expanded oil and gas hedging program for 2005 through 2007.

As more fully discussed under Financial Condition and Liquidity, as a result of our decision to proceed with the tender offer and the anticipated increase in the company’s leverage, the company’s credit rating was downgraded and is no longer investment grade.

Expanded Hedging Program - To increase the predictability of cash flows, we expanded our hedging program. As of May 2, 2005, we had costless collars and fixed-priced swaps covering at least 75% of the company’s 2005 and 2006 expected eligible production (after the planned divestitures) and approximately 50% of 2007 expected eligible production. Eligible production excludes oil production in China and gas production from the North Sea. Additional information regarding our commodity price risk management activities is included in Quantitative and Qualitative Disclosures about Market Risk below.

Revised Dividend Policy - The Board approved a recommendation to revise the company’s dividend policy to a dividend level consistent with that of other pure-play exploration and production companies. Starting with the quarter ending June 30, 2005, the annual dividend is expected to be revised from $1.80 to $.20 per share.

Results of Consolidated Operations

The following table summarizes segment operating profit with a reconciliation to consolidated net income for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(Millions of dollars)	2005	2004
Segment operating profit (1) -
Exploration and production	$655	$330

Chemical -
Pigment	32	7
Other	(9)	(3)
Total Chemical	23	4

Total segment operating profit	678	334

Unallocated expenses -
Interest and debt expense	(61)	(57)
Corporate expenses	(44)	(31)
Environmental provisions, net of reimbursements	(13)	1
Other income (expense)	(1)	-
Provision for income taxes	(204)	(92)
Total unallocated expenses	(323)	(179)

Income from continuing operations	355	155
Loss from discontinued operations, net of taxes (2)	-	(3)
Net Income	$355	$152

Net Income per Common Share:
Basic	$2.29	$1.52
Diluted	2.20	1.41

(1)
Segment operating profit represents results of continuing operations before considering general corporate expenses, interest and debt expense, environmental provisions related to sites with no ongoing operations or businesses in which the company’s affiliates are no longer engaged, other income (expense) and income taxes.

(2)
Loss from discontinued operations reflects results of the company’s former forest products operations. Criteria for classification of the forest products business as discontinued operations were met in the fourth quarter of 2004.

Total segment operating profit for the first quarter of 2005 was $678 million, compared with $334 million for 2004. The increase of $344 million is primarily attributable to an increase in consolidated revenues of $608 million, partially offset by higher costs and operating expenses of $126 million and higher depreciation and depletion expense for our exploration and production operations of $119 million. Approximately 90% of the total increase in consolidated revenues is attributable to our exploration and production segment and is due to higher average realized oil and gas sales prices and higher sales volumes. The increase in operating costs and expenses was a result of both higher sales volumes and higher per unit operating costs. Components of segment operating profit are further analyzed under Results of Operations by Segment below.

Income from continuing operations for the first quarter of 2005 was $355 million, representing an increase of $200 million from 2004. The increase is due to $344 million higher segment operating profit, partially offset by $112 million higher income tax expense and an increase of $27 million in corporate expenses and environmental provisions.

Corporate expenses for the first quarter of 2005 increased $13 million compared with 2004, largely due to an increase in employee incentive compensation and benefits. Incentive compensation expense was higher primarily due to performance unit awards. We have additional performance unit awards outstanding following the January 2005 grant. Further, the per-unit liability associated with the awards increased as a result of the higher market price of our common stock, since ultimate payout is based on Kerr-McGee’s total shareholder return as compared to selected peer companies. Pension and postretirement benefits expense increased primarily due to changes in the discount rate and long-term rate of return assumptions effective January 1, 2005. As discussed under Obligations and Commitments below, we initiated certain employee retention programs in April 2005. Compensation expense associated with these programs will be recognized as services are provided and is expected to be $24 million for the remainder of 2005 and $10 million in 2006, assuming all participating employees meet award conditions and before considering discretionary awards that may be granted in future periods.

Unallocated environmental provisions, net of reimbursements, increased $14 million over 2004. This increase primarily was caused by a provision of $13 million recorded in 2005 for the West Chicago site to cover increased soil volumes encountered during the final stages of characterization, increases in labor and materials and required future payments for past costs and access fees.

First-quarter 2005 income tax expense was $204 million, reflecting an effective tax rate of 36.5%, which is comparable to the 37.2% effective income tax rate for the same 2004 period. Higher income tax expense in 2005 is primarily attributable to the increase in pre-tax income from continuing operations. On October 22, 2004, the President of the United States signed into law the American Jobs Creation Act of 2004 (the “Act”). A provision of the Act includes a one-time dividends received deduction of 85% of certain foreign earnings that are repatriated, as defined in the Act. As of March 31, 2005, management had not decided on whether, and to what extent, foreign earnings may be repatriated by the company under the Act, and accordingly, the accompanying financial statements for the three months ended March 31, 2005 do not reflect any provision for taxes on unremitted foreign earnings. On April 11, 2005, management completed its analysis of the impact of the Act on the company's plans for repatriation. Based on this analysis, the company plans to repatriate up to $500 million in extraordinary dividends, as defined in the Act, by the end of 2005. Accordingly, a tax liability of approximately $28 million may be recognized in the quarter ending June 30, 2005. Cash requirements for the dividends are expected to be met with cash on hand, operating cash flows of certain of our foreign subsidiaries and proceeds from asset sales.

Tender Offer and Related Financing - The completion of the self tender offer and the related financing, as discussed under Overview and Recent Developments above, is expected to increase interest and debt expense and have other effects on our results of operations, as summarized below:

•
Structuring and arrangement fees under the commitments are expected to total $55 million. Assuming financing is obtained concurrent with the expiration of the tender offer in May 2005, approximately $10 million of such costs will be recognized as additional interest and debt expense in 2005, with the remaining costs being amortized to earnings over the term of the related debt ranging from two to six years. Expense recognition will be accelerated if the borrowings are repaid prior to their stated maturity. Additional information regarding loan financing under the commitments obtained by the company is included under Financial Condition and Liquidity.

•
Assuming we borrow approximately $4.1 billion to fund the tender offer and to pay the related fees and expenses (including structuring and arrangement fees for the loan facilities under the existing commitments), quarterly interest expense will increase by approximately $55 million, or $36 million on an after-tax basis (based on the current LIBOR rate of 3.22% and a weighted average margin under the commitments of 2.38%). Actual interest expense will depend on the level of borrowings, interest rates and interest margins set forth in the final financing agreements.

•
Under the terms of the tender offer our employees can exercise their vested options and tender the shares received from such exercise to the company. The company expects to recognize additional compensation expense for any such shares accepted for repurchase. Excluding options held by our executive officers and directors, who have advised that they do not intend to tender shares pursuant to the tender offer, approximately 2 million options were exercisable as of March 31, 2005, with a weighted average exercise price of $53.18 per share. Assuming 27% to 29% of such options result in share repurchases under the tender offer (consistent with the percentage of total outstanding shares we seek to repurchase), we estimate resulting compensation expense to be approximately $20 million pre-tax. Actual expense will not be known until the tender offer is completed.

•	The number of shares outstanding after the tender offer may be reduced by up to 46.7 million shares, thus affecting per share results of operations in future periods.

Additional information regarding the tender offer and related financing is provided under Financial Condition and Liquidity.

Results of Operations by Segment -
Exploration and Production

Segment Operating Profit

Revenues, operating costs and expenses, and marketing activities associated with the exploration and production segment are shown in the following table.

	Three Months Ended
	March 31,
(Millions of dollars)	2005	2004

Revenues, excluding marketing revenues	$1,251	$752

Operating costs and expenses:
Lifting costs:
Lease operating expense	142	89
Production and ad valorem taxes	30	15
Total lifting costs	172	104

Depreciation, depletion and amortization	281	162
Accretion expense	8	7
Asset impairments	4	13
(Gain) loss associated with assets held for sale	(22)	3
General and administrative expense	30	31
Transportation expense	35	26
Exploration expense	63	51
Gas gathering, pipeline and other expenses	26	25
Total operating costs and expenses	597	422

Operating profit, excluding net marketing margin	654	330

Marketing - Gas sales revenues	132	82
Marketing - Gas purchase costs (including transportation)	(131)	(82)
Net marketing margin	1	-

Total Operating Profit	$655	$330

Revenues

Revenues, production statistics and average prices received from sales of crude oil, condensate and natural gas are shown in the following table.

	Three Months Ended
	March 31,
(Millions of dollars, except per-unit amounts)	2005	2004
Revenues -
Crude oil and condensate sales	$679	$361
Natural gas sales	607	371
Gas marketing activities	132	82
Other revenues	16	20
Nonhedge derivative losses	(51)	-
Total	$1,383	$834

Production -
Crude oil and condensate (thousands of barrels per day):
U.S. Gulf of Mexico	62	57
U.S. onshore	36	19
North Sea	68	67
China	22	-
Total	188	143

Natural gas (million cubic feet per day):
U.S. Gulf of Mexico	412	328
U.S. onshore	597	322
North Sea	95	113
Total	1,104	763

Total equivalent barrels of oil (thousands of boe per day)	372	270

Average sales prices (excluding hedges) -
Crude oil and condensate (per barrel):
U.S. Gulf of Mexico	$45.01	$33.00
U.S. onshore	41.07	30.16
North Sea	45.42	30.20
China	38.37	-
Average	43.61	31.30

Natural gas (per thousand cubic feet):
U.S. Gulf of Mexico	$6.54	$5.80
U.S. onshore	5.69	5.51
North Sea	6.17	4.41
Average	6.05	5.47

Average realized sales prices (including hedges) -
Crude oil and condensate (per barrel):
U.S. Gulf of Mexico	$41.39	$28.75
U.S. onshore	37.45	25.86
North Sea	43.43	26.49
China	38.37	-
Average	40.98	27.30

Natural gas (per thousand cubic feet):
U.S. Gulf of Mexico	$6.61	$5.66
U.S. onshore	5.75	5.37
North Sea	6.17	4.41
Average	6.11	5.35

Crude Oil Sales Revenues and Production - Oil sales revenues increased $318 million or 88% in the first quarter of 2005 compared with the same period of 2004 due to a combination of higher realized commodity prices and increased oil production. First-quarter 2005 oil production of 188 thousand barrels per day (Mbbls/d) represented an increase of 31% over the same 2004 period. Contributing to the increase was the addition of Westport properties in late June 2004 (26 Mbbls/d), as well as production from China's CFD 11-1/11-2 fields, which began producing in July 2004 (22 Mbbls/d). North Sea production increased slightly due to the impact of strong development drilling results at the Gryphon field, which offset field declines at Harding, Tullich, and Leadon. Average oil prices, including the effect of hedging activity, increased $13.68 per barrel in the first quarter of 2005, contributing an additional $227 million to oil sales revenues.

Natural Gas Sales Revenues and Production - Natural gas sales revenues increased $236 million in the first quarter of 2005 compared to the same period of 2004 as a result of a 45% increase in gas production, combined with a $.76 per thousand cubic feet (Mcf) increase in the average realized price, including hedging. Gas production in the first quarter of 2005 was 1,104 million cubic feet per day (MMcf/d), 341 MMcf/d higher than 2004 first-quarter production, contributing an additional $161 million in gas sales revenues. Gas production increased as a result of production from Westport properties, which contributed approximately 400 MMcf/d in the first quarter of 2005. In addition, the Red Hawk field in the deepwater Gulf of Mexico, which began producing in July 2004, partially offset declines that occurred in other Gulf of Mexico and U.S. onshore fields. North Sea gas production declined by 16% in the first quarter of 2005 compared to 2004, primarily associated with declines at the Skene field. Higher realized gas prices provided an additional $75 million in gas sales revenues, averaging $6.11 per Mcf, including the impact of hedging activity.

Other Revenues - Other revenues include gas processing plant and gathering system revenues in the U.S. onshore area, along with oil tariffs and non-equity oil and gas sales in the U.K. Gas marketing activities in the Rocky Mountain area are discussed below.

Other revenues totaled $16 million in the first quarter of 2005, a decrease of $4 million from 2004. The decrease resulted from recognizing $9 million of losses from hedge ineffectiveness, compared with $1 million in the first quarter of 2004. The $8 million reduction in revenues due to hedge ineffectiveness was partially offset by $2 million higher revenues generated from the resale of non-equity gas in the North Sea. In addition, higher U.S. commodity prices increased gas processing revenues from the company's non-operated ownership interest in a Wattenberg-area gas plant by $2 million.

Nonhedge Derivative Losses - Nonhedge derivative losses represent net realized and unrealized gains and losses related to crude oil and natural gas derivative instruments that have not been designated as hedges or that do not qualify for hedge accounting treatment. Such gains and losses primarily relate to certain contracts assumed in connection with the Westport merger. While Westport’s fixed-price oil and gas swaps were designated as hedges after the merger, costless and three-way collars do not qualify for hedge accounting treatment because they represented “net written options” at the merger date. As a result, even though these collars effectively reduce commodity price risk, the company will recognize mark-to-market gains and losses in earnings until the collars mature, rather than deferring such amounts in accumulated other comprehensive income (loss). The net liability associated with these derivatives at March 31, 2005 was $112 million.

For further discussion of the company’s derivative activities see Note 3 to the accompanying condensed consolidated financial statements and information included below in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Lease Operating Expense

In the first quarter of 2005, lease operating expense increased 60% or $53 million compared with 2004. On a per-unit basis, lease operating expense increased $.70 per barrel of oil equivalent (boe), from $3.58 per boe in 2004 to $4.28 per boe in 2005. The increase was primarily due to additional operating expenses associated with Westport properties ($35 million) and new production from China's CFD 11-1/11-2 fields ($9 million). North Sea operating expense also increased by $3 million in the first quarter of 2005 as compared to 2004, primarily due to well workover expense for the Janice, Brae and Harding fields.

Production and Ad Valorem Taxes

Production and ad valorem taxes are comprised primarily of severance taxes associated with properties located onshore and in state waters in the U.S. These taxes, which usually are based on a percentage of oil and gas sales revenues, increased $15 million in the first quarter of 2005 as a result of higher commodity prices and higher sales volumes. The addition of Westport's properties resulted in higher production taxes as a percentage of sales revenues by increasing the proportion of U.S. onshore properties subject to production taxes in our portfolio.

Depreciation, Depletion and Amortization (DD&A)

DD&A expense of $281 million for the first quarter of 2005 increased $119 million over 2004, primarily caused by additional DD&A expense for the Westport properties acquired in June 2004 ($100 million) and new production from China's CFD 11-1/11-2 fields ($15 million). On a per-unit basis, DD&A expense increased from $6.52 per boe in the first quarter of 2004 to $8.48 per boe in 2005, reflecting the impact of the Westport merger, which had a higher acquisition cost per boe than our historical asset base.

Asset Impairments and Gain/Loss on Sales of Assets

Kerr-McGee records impairment losses when performance analysis and other factors indicate that future net cash flows from production will not be sufficient to recover the carrying amounts of the related assets. In general, such write-downs most often occur on mature properties that are nearing the end of their productive lives or cease production sooner than anticipated. Impairment losses recorded in the first quarter of 2005 and 2004 totaled $4 million and $13 million, respectively. Impairment losses in 2005 were related to two U.S. Gulf of Mexico shelf properties that ceased producing in the first quarter.

We recognized a net gain on disposition of assets of $22 million in the first quarter of 2005, primarily associated with exchanging the company's interests in certain U.S. onshore properties for an interest in the Blind Faith discovery in the deepwater Gulf of Mexico. We acquired a 37.5% interest in Blind Faith from BP Exploration & Production in exchange for our interests in various proved oil and gas properties in the Arkoma basin of southeast Oklahoma. We received $22 million at the closing date of the transaction (subject to post-closing adjustments) with an additional $2 million to be received associated with certain preferential rights to purchase. The company recognized a $19 million gain on disposal based on the percentage of the Arkoma properties' fair value that was received in cash.

General and Administrative Expense

First-quarter 2005 general and administrative expense of $30 million was $1 million lower than in 2004, primarily as a result of increased recovery of overhead costs in the Gulf of Mexico that was largely offset by higher compensation, benefits and other general and administrative costs. Per-unit general and administrative expense was $.89 per boe in the first quarter of 2005, a decrease of $.37 per boe compared to the same 2004 period. Additional production from Westport properties without commensurate increases in general and administrative costs improved per-unit metrics.

Transportation Expense

Transportation expense, representing the costs paid to third-party providers to transport oil and gas production, increased by $9 million in the first quarter of 2005, to $35 million. The increase was primarily due to additional transportation costs associated with Westport properties ($6 million). In addition, in early 2005 we began transporting gas from the Rocky Mountain area under a new contract, increasing overall transportation costs. On a per-unit basis, 2005 transportation expense was $1.05 per boe compared to $1.08 per boe in 2004.

Exploration Expense	Three Months Ended
	March 31,
(Millions of dollars)	2005	2004

Exploration costs (1)	$12	$10
Geological and geophysical costs	16	20
Dry hole expense	20	8
Amortization of undeveloped leases	16	13
Sales of unproved properties	(1)	-
Total exploration expense	$63	$51

(1)	Exploration costs include delay rentals, cost of retaining and carrying unproved properties and exploration department overhead.

In the first quarter of 2005, total exploration expense was $63 million, an increase of $12 million. Exploration activity associated with Westport properties contributed approximately $8 million to the first-quarter 2005 exploration expense. Dry hole costs increased $12 million in the first quarter of 2005 compared to the same period in 2004, primarily associated with the Gulf of Mexico and U.S. onshore areas. Amortization of undeveloped leases also increased by $3 million, primarily as a result of additional Westport leases. Geological and geophysical data acquisition and processing costs decreased $4 million in the first quarter of 2005, with lower spending in the deepwater Gulf of Mexico and U.K. North Sea as compared with the first quarter of 2004.

Capitalized exploratory well costs associated with ongoing exploration and/or appraisal activities may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered or that future appraisal drilling or development activities are not likely to occur. At March 31, 2005, the company had capitalized exploratory well costs of approximately $192 million associated with such ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Brazil, Alaska and China.

Gas Marketing Activities

Kerr-McGee purchases third-party natural gas for aggregation and sale with the company's own production in the Rocky Mountain area. In addition, we have transportation capacity to markets in the Midwest to facilitate sale of natural gas outside the immediate vicinity of our production.

Marketing revenue was $132 million in the first quarter of 2005, an increase of $50 million as compared to 2004. The increase in 2005 was the result of higher purchase and resale of third-party natural gas in the Rocky Mountain area and higher natural gas prices. Increased gas purchase costs of $49 million in 2005 resulted in a net marketing margin of $1 million. Marketing volumes (thousand MMBtu/day) were 257 in the first quarter of 2005 and 175 in 2004.

Results of Operations by Segment -
Chemical

Chemical segment revenues, operating profit (loss) and pigment production volumes are shown in the following table:

	Three Months Ended
	March 31,
(Millions of dollars)	2005	2004

Revenues -
Pigment	$311	$252
Other	23	23
Total	$334	$275

Operating profit (loss) (1)
Pigment	$32	$7
Other	(9)	(3)
Total	$23	$4

Titanium dioxide pigment production	134	137
(thousands of tonnes)

(1)
Operating profit (loss) does not include litigation provisions and environmental provisions, net of reimbursements, related to sites with no ongoing operations or various businesses in which the company’s affiliates are no longer engaged, such as the mining and processing of uranium and thorium and other businesses.

Chemical - Pigment

Operating profit for the first quarter of 2005 was $32 million on revenues of $311 million, compared with operating profit of $7 million on revenues of $252 million for the same 2004 period. Of the $59 million increase in revenues, $31 million was due to an increase in average selling prices of approximately 11% and $28 million was due to increased sales volumes of approximately 14,000 tonnes. Strong market conditions contributed to the improvement in both the pricing and volumes in 2005. Pricing was also impacted by the effect of foreign currency exchange rates in these two periods. The increase in revenues was partially offset by increased manufacturing costs and freight due to the increased volumes sold and increased costs resulting from the effects of foreign currency exchange rate changes.

The company has continued to operate its new high-productivity oxidation line for chloride-process titanium dioxide pigment production at the Savannah facility during the first quarter of 2005. This project, if successful, will substantially increase chloride production capability at a reduced asset intensity level. The company continues to evaluate the performance of this new oxidation line and expects to have a better understanding of how the Savannah site might be reconfigured to exploit its capabilities in 2005. The possible reconfiguration of the Savannah site, if any, could include redeployment of certain assets, idling of certain assets and reduction of the future useful life of certain assets, resulting in the acceleration of depreciation expense and the recognition of other charges.

Chemical - Other

Operating loss in the first quarter of 2005 was $9 million on revenues of $23 million, compared with an operating loss of $3 million on revenues of $23 million in the same 2004 period. In the first quarter of 2005, the company incurred a net $11 million environmental provision (net of expected insurance reimbursement of $19 million) related primarily to ammonium perchlorate remediation associated with the company's Henderson, Nevada, operations (see Note 13). This charge was partially offset by improved operations at the company’s Henderson, Nevada, electrolytic manganese dioxide manufacturing facility during the first quarter of 2005 compared to the prior year.

Financial Condition and Liquidity

The following table provides certain information useful in the analysis of the company's financial condition.

	March 31,	December 31,
(Millions of dollars)	2005	2004

Current ratio (1)	0.8 to 1	0.8 to 1
Total debt	$3,056	$3,699
Stockholders’ equity	$5,638	$5,318
Debt to total capitalization (2)	35%	41%
Floating-rate debt to total debt (fixed-rate debt with interest rate
swaps to variable rate is treated as floating-rate debt)	29%	25%

(1)	Represents a ratio of current assets to current liabilities.

(2)	Total capitalization is determined as total debt plus stockholders' equity.

During the first quarter, the percentage of debt to total capitalization declined from 41% to 35%, largely as a result of the conversion of the 5.25% convertible subordinated debentures due 2010. We called for redemption all of the $600 million aggregate principal amount of the debentures in February 2005. By March 4, 2005, the redemption date, all of the debentures were converted by the holders into approximately 9.8 million shares of common stock, which reduced debt by $600 million and increased stockholders’ equity by $593 million (net of a write-off of the related unamortized debt issuance costs). The effect of the debentures’ conversion on the ratio of debt to total capitalization was partially offset by a $250 million reduction in equity as a result of repurchasing approximately 3.1 million shares under a share repurchase program approved by the Board in March 2005. As discussed in Overview and Recent Developments, the program was discontinued in connection with the Board's approval of the $4 billion self tender offer. The expected effects of the tender offer on our financial condition and liquidity are discussed in more detail below.

On April 15, 2005, our 5.375% Notes in the aggregate principal amount of $350 million matured and were repaid with the proceeds of borrowings under our five-year $1.5 billion revolving credit facility. Consequently, the carrying value of the 5.375% Notes was classified as long-term debt at March 31, 2005, based on the company’s ability and intent to maintain this obligation for longer than one year. Additionally, our 8.125% Notes in the aggregate principal amount of $109 million are scheduled to mature in October 2005. We plan to repay the notes with cash flow from operations.

Sources of Liquidity - Our liquidity is derived from both internal and external sources. At March 31, 2005, we had the following sources of liquidity available to us:

•	Cash and cash equivalents of $201 million
•	Capacity of $1.5 billion under our unsecured revolving credit facility
•	Available bank lines of credit of $50 million
•
A total of $1 billion of debt securities, common or preferred stock, or warrants available to issue or sell under our shelf registration with the Securities and Exchange Commission (SEC), which was last updated in February 2002.

During the first quarter of 2005, we satisfied our liquidity needs primarily with net cash provided by operating activities, borrowings under our $1.5 billion revolving credit facility (none of which were outstanding at quarter-end) and $165 million accounts receivable monetization program. As discussed under Credit Ratings below, the program was terminated in April 2005. The company's $1.5 billion unsecured revolving credit agreement, which extends through November 2009, contains restrictive covenants, including a maximum total debt to total capitalization ratio, as defined in the agreement, of 65%. At March 31, 2005, the company’s total debt to total capitalization ratio was 35% and the company was in compliance with other debt covenants. As further discussed below, in connection with the tender offer, our $1.5 billion revolving credit agreement is expected to be terminated and replaced with a $1.25 billion secured revolving credit facility.

The company had negative working capital of $505 million at quarter-end; however, that is not indicative of a lack of liquidity as the company maintains sufficient current assets to settle current liabilities when due. Cash balances are minimized as one way to finance capital expenditures and lower borrowing costs. Additionally, our working capital position is affected by current assets and liabilities associated with our financial derivatives. At March 31, 2005, the company had recorded approximately $822 million of net current derivative liabilities for contracts that will effectively adjust the cash flows to be realized upon the sale of our future oil and gas production. Because those sales have not yet occurred, the associated accounts receivable are not yet reflected in our Condensed Consolidated Balance Sheet, while derivative assets and liabilities are carried on the Condensed Consolidated Balance Sheet at their estimated fair value. Because of the high degree of volatility in oil and natural gas commodity markets and increased volume of outstanding commodity derivative contracts, our working capital position will be continually affected by changes in the fair value of derivative instruments.

Certain of our counterparties require margin deposits if unrealized losses on derivative instruments exceed limits established with individual counterparty institutions. From time to time, we may advance cash to our counterparties to satisfy margin deposit requirements. No margin deposits were outstanding at March 31, 2005. As a result of our credit rating being lowered in April 2005, as discussed below, we were required to post cash collateral of $31 million as of May 5, 2005 with one of our counterparties. Future collateral requirements will depend on changes in fair value of outstanding derivative contracts with certain counterparties.

Credit Ratings - In rating the company’s debt, rating agencies consider our financial and operating risk profile by analyzing our debt levels, growth profile, cost structure, oil and gas reserve replacement ratios, capital expenditure requirements, contingencies, dividend policy and any other factors they deem relevant that could potentially impact our ability to service debt. In response to the company’s April 14, 2005 announcement of our intention to commence the tender offer for up to $4 billion of common stock and increase leverage in the near term, our credit ratings were downgraded and are no longer investment grade. The following table provides a summary of our senior unsecured debt ratings by major rating agencies as of March 31, 2005, and subsequent to the downgrades:

	March 31, 2005	May 5, 2005
Standard & Poor’s	BBB-	BB+
Moody’s Investors Service	Baa3	Ba3

As a result of the downgrades, the company’s borrowing costs increased by 77.5 basis points from quarter-end levels. Additionally, as discussed above, certain counterparties to our derivative instruments required us to post cash collateral. Further, we had an accounts receivable monetization program under which selected qualifying customer accounts receivable of the company’s chemical - pigment business were sold to a special-purpose entity (SPE), which in turn sold an undivided ownership interest in the receivables to a third-party multi-seller commercial paper conduit sponsored by an independent financial institution. The program provided for termination upon a ratings downgrade below specified levels. Under that provision, the program would effectively liquidate over time and the third-party multi-seller commercial paper conduit would be repaid with the collections on accounts receivable sold. The ratings downgrades in April 2005 triggered the program termination event. As opposed to liquidating the program over time or modifying its terms, the company elected to terminate the program by advancing the then outstanding balance of receivables sold of $165 million to the SPE, which in turn used the funds to repay the financial institution participating in the program. The balances of outstanding receivables are expected to be collected as they become due and will be used by the SPE to repay the company for its advance. As a consequence of lower credit ratings, the company may be required to post collateral in the form of cash or letters of credit and/or experience a general increase in the cost of or modifications to other existing and future programs and agreements.

Tender Offer and Related Financing - As discussed under Overview and Recent Developments, on April 18, 2005, the company commenced a modified "Dutch Auction" self tender offer for up to 43.5 million shares (46.7 million in certain circumstances) of its common stock with an aggregate purchase cost of up to $4 billion. The tender offer is expected to be financed with cash on hand and the net proceeds of borrowings. We obtained commitments for financing from JPMorgan Chase Bank, N.A. and Lehman Commercial Paper Inc. totaling up to $6 billion. In connection with the commitments we expect to close the following facilities:

	Amount	Term
Senior secured term loan facility	$2 billion	2 years
Senior secured term loan facility	$2.25 billion	6 years
Senior secured revolving credit facility	$1.25 billion	5 years

The availability of the facilities under the commitments is subject to certain conditions, including the repayment and termination of the company’s existing $1.5 billion revolving credit facility. The term facilities may be used to repay certain of the company’s existing indebtedness, to finance the tender offer and to pay related fees and expenses. The revolving credit facility may be used to repay certain of the company’s existing indebtedness and for general corporate purposes. Borrowings under the facilities will bear interest, at the company’s selection, based on LIBOR, the JPMorgan Chase Bank prime rate or the federal funds rate, plus a margin that ranges from .75% to 2.50%. Under the commitments, the six-year term loan facility will amortize in quarterly installments, amounts of which will be determined in the final agreements. Additionally, subject to certain exceptions and step-down provisions the facilities will be subject to mandatory prepayment provisions under which 50% of the net after-tax proceeds of certain equity issuances and excess cash flow and 100% of the net after-tax proceeds from dispositions of certain assets and incurrence of certain indebtedness must be used to repay the term loans. Each facility will be secured by a perfected first priority security interest, subject to existing liens and customary exceptions and to the rights of the company’s existing bondholders to be equally and ratably secured, in all of the company’s tangible and intangible assets located in the United States (other than certain assets), and all of the capital stock of the company’s direct and indirect subsidiaries (other than certain subsidiaries to be agreed and limited, in the case of foreign subsidiaries, to 66% of the capital stock of the company’s first tier foreign subsidiaries). The terms of the facilities are expected to include customary representations and warranties, conditions precedent, events of default, affirmative and negative covenants and financial covenants.

Pro forma total debt and stockholders’ equity at March 31, 2005 would have been $6.9 billion and $1.6 billion, respectively, had the following transactions occurred on that date: (a) $3.8 billion of borrowings under the commitments discussed above, which would have been necessary, along with cash on hand of $201 million, to fund the tender offer and related fees and expenses (including estimated tender offer transaction costs of $2 million and structuring and arrangement fees for the loan facilities under the existing commitments of $55 million) and (b) repurchase of 43.5 million shares of Kerr-McGee common stock under the tender offer, incurrence of the related transaction costs and the use of cash. The resulting pro forma debt to total capitalization ratio would have been 81%. We plan to reduce debt associated with the tender offer in the range of $3.5 billion to $4.5 billion during the next two years using proceeds of planned divestitures discussed under Overview and Recent Developments above and cash flow which has been underpinned by an expanded oil and gas hedging program for 2005 through 2007.

We expect to fund capital expenditures, debt payments and working-capital requirements through cash on hand, cash generated from operations, the sales of assets, issuance of debt and/or amounts we expect to be available under the $1.25 billion revolving credit facility under the existing commitment. Based on the company's forecast of cash flows and liquidity, the company believes that it has and will continue to have the financial resources and liquidity to meet future cash requirements. Included in this forecast are expected proceeds from the separation of the chemical business unit and sales of oil and gas properties which are expected to be realized over the next two years.

Cash Flows

Operating Activities - Net cash provided by operating activities was $797 million in the first quarter of 2005.  The $522 million increase in cash flows from operating activities in the first quarter of 2005 over the prior year is primarily attributable to higher average realized oil and gas sales prices and higher sales volumes. Average daily oil and gas production volumes in the 2005 first quarter were 38% higher than in 2004 as a result of the Westport merger and the start of new production in the third quarter of 2004, as discussed under Results of Operations by Segment - Exploration and Production. Average realized sales prices on a barrel of oil equivalent basis increased from $29.54 in 2004 to $38.81 in 2005.

Investing Activities - We used $397 million of cash in investing activities in the first quarter of 2005, compared with $132 million in the prior year, as summarized below:

	Three Months Ended March 31,
(Millions of dollars)	2005	2004
Capital expenditures -
Exploration and production (including dry hole costs)	$384	$146
Chemical - Pigment	11	20
Chemical - Other	-	2
Corporate and other	3	2
Total capital expenditures	398	170
Proceeds from sales of assets	(31)	(43)
Other investing activities	30	5
Total net cash used in investing activities	$397	$132

Capital expenditures in 2005 reflect, in part, capital spending associated with Westport properties, increased expenditures on the company's Constitution/Ticonderoga development and exploratory drilling in Alaska. Upon completion of the planned divestitures we expect capital requirements associated with our drilling program to decline. The extent of the decline will depend upon the composition of the properties divested.

In February 2005, we acquired a 37.5% interest in the Blind Faith discovery in the deepwater Gulf of Mexico from BP Exploration & Production in exchange for the company's interests in various proved oil and gas properties in the Arkoma basin of southeast Oklahoma. We received $22 million at the closing date of the transaction (subject to post-closing adjustments), with an additional $2 million to be received associated with certain preferential rights to purchase. Proceeds received from this exchange are included in proceeds from sales of assets above. Cash used in other investing activities in 2005 consists largely of funds deposited with an escrow agent that will be used to acquire oil and gas properties in future periods. The 2004 proceeds from sales of assets consists primarily of $39 million in proceeds realized upon sales of Devon Energy Corporation common stock. Our remaining investment in Devon common stock was disposed of in the third quarter of 2004; therefore, cash flows related to this investment are not expected to recur.

Financing Activities - We used $276 million of cash in financing activities in the first quarter of 2005, compared with $142 million used in the prior year. The increase of $134 million in cash used in financing activities is largely due to the share repurchase program, partially offset by higher cash receipts from exercises of stock options. In the first quarter of 2005, we received cash of $132 million from exercises of approximately 2.4 million employee and director stock options, compared with $5 million received in 2004 upon exercise of approximately 128,000 options. The increase in the volume of exercises is due to a higher stock price during the first quarter of 2005, which resulted in substantially all exercisable options being in-the-money at March 31, 2005.

We used $250 million to repurchase 3.1 million shares of Kerr-McGee common stock in the first quarter of 2005, as discussed under Overview and Recent Developments. No repurchases of treasury stock occurred in 2004. Cash used for debt repayment was $60 million lower in 2005 compared with 2004, while cash spent to pay dividends on our common stock increased by $23 million as a result of a higher number of shares outstanding following the Westport merger. We expect cash requirements for dividend payments to decline as a result of the revision in our dividend policy starting with the quarter ending June 30, 2005, when the quarterly dividend is expected to be revised from $.45 to $.05 per share, combined with fewer shares outstanding following the completion of the tender offer for up to 43.5 million shares (46.7 million shares in certain circumstances). In the first quarter of 2005, we paid $43 million to settle derivative liabilities assumed in the Westport merger.

Obligations and Commitments

In April 2005, the company entered into additional drilling rig commitments to assure availability for executing our deepwater drilling programs through the end of 2006. The company’s commitments under these arrangements total $135 million, a portion of which will be billed to other working interest partners once actual utilization is known.

As discussed under Overview and Recent Developments above, the company plans to dispose of its chemical business unit and divest of selected oil and gas properties. In April 2005, in connection with planned exit activities, the company initiated employee compensation programs designed to provide an incentive to certain employees to remain with the company over a stated period ranging from 6 to 18 months.  A total of $34 million will be payable under these programs assuming all participating employees meet the service and other conditions (excluding any discretionary awards that may be made in future periods, as discussed below). The cost associated with these programs generally will be recognized as the related services are provided by the participating employees.

Under the plan covering employees of the chemical business unit, existing awards totaling $2 million are payable upon the earlier of the disposition of the chemical business or the end of a one-year service period. Additionally, the plan provides for discretionary bonuses that may be granted to participating employees if they continue their employment through the date the disposition of the chemical business is completed, as determined by management.

For information on contractual maturities of our debt outstanding at March 31, 2005 refer to the Interest Rate Risk section in Item 3 below.

New/Revised Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), which replaces FAS No. 123 and supersedes APB No. 25. FAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC amended its rules to allow public companies more time to implement the standard. Following the Commission’s rule, the company intends to implement FAS No. 123R effective January 1, 2006. The company plans to adopt the standard using the modified prospective method, as permitted by the standard. The modified prospective method requires that compensation expense be recorded for all unvested share-based compensation awards at the beginning of the first quarter of adoption. The company expects that the adoption will not have a material effect on its financial condition and cash flows, and that the effect on its results of operations will be comparable to the pro forma disclosures under FAS No. 123 presented above.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to a variety of market risks, including credit risk, changes in oil and gas commodity prices, foreign currency exchange rates and interest rates. We address these risks through a controlled program of risk management that includes the use of insurance and derivative financial instruments. In addition to information included in this section, see Note 3 to the Condensed Consolidated Financial Statements included in Item 1, Part I of this Form 10-Q for discussions of the company’s derivatives and hedging activities.

Commodity Price Risk

The company is exposed to market risk fluctuations in crude oil and natural gas prices. To increase the predictability of its cash flows and support capital expenditure plans, the company periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of the company’s oil and gas production in the future. We expanded our hedging program in early 2005 and, as of May 2, 2005, had costless collars and fixed-priced swaps covering at least 75% of the company’s 2005 and 2006 expected eligible production (after the planned divestitures) and approximately 50% of its 2007 expected eligible production. Eligible production excludes oil production in China and gas production from the North Sea. At May 2, 2005, the following commodity-related derivatives were outstanding related to (i) the company’s hedging program and (ii) Westport’s derivative positions in place at the merger date.

	April - December 2005			2006			2007
	Average Contract Price ($/Barrel)	Average Daily Volume (Barrels)		Average Contract Price ($/Barrel)	Average Daily Volume (Barrels)		Average Contract Price ($/Barrel)	Average Daily Volume (Barrels)
Crude Oil (WTI) -
Hedge:
Fixed price swaps	$29.23	3,000	(a)	-	-		-	-
	$50.54	18,108		$53.14	18,781		$51.45	27,250

Costless collars	$28.50 - $31.89	14,000	(b)	$27.00 - $30.58	19,000	(b)	-	-
	$42.42 - $57.78	24,158		$45.00 - $65.58	18,288		$45.00 - $61.43	18,000

Nonhedge:
Three-way collars(1)	$25.00 - $28.23	5,000	(a)	$25.00 - $28.65	2,000	(a)	-	-
Three-way average floor	$20.93			$20.88

Crude Oil (Brent) -
Hedge:
Fixed price swaps	$45.44	23,406		$53.05	12,512		$49.91	12,750

Costless collars	$39.65 - $53.46	23,116		$43.00 - $62.51	30,512		$43.00 - $60.11	12,750

(a)	Acquired in the Westport merger.
(b)	Placed by Kerr-McGee in connection with the Westport merger.

(1)
These derivatives function similar to a costless collar, with the exception that if the WTI price falls below the three-way floor, the company loses price protection. For example, the company only has $4.07/barrel of price protection if the WTI price falls below $20.93/barrel in the case of its 2005 crude oil three-way collars ($25.00 - $20.93).

	April - December 2005			2006			2007
	Average Contract Price ($/MMBtu)	Average Daily Volume (MMBtu)		Average Contract Price ($/MMBtu)	Average Daily Volume (MMBtu)		Average Contract Price ($/MMBtu)	Average Daily Volume (MMBtu)
Natural Gas (NYMEX) -
Hedge:
Fixed price swaps	$4.42	55,000	(a)	-	-		-	-
	$7.04	255,658		$7.53	196,000		$7.03	265,000

Costless collars	$5.00 - $6.25	280,000	(b)	$4.75 - $ 5.50	340,000	(b)	-	-
	$6.31 - $8.37	292,858		$6.00 - $10.80	197,000		$6.00 - $9.03	265,000

Nonhedge:
Costless collars	$4.09 - $5.57	60,000	(a)	-	-		-	-

Three-way collars (1)	-	-		$4.00 - $6.00	20,000	(a)	-	-
Three-way average floor				$3.04

Basis Swaps vs. NYMEX -
Hedge:
CIG (2)	$0.60	47,236		-	-		-	-
NWPRM (3)	$0.78	10,000	(a)	-	-		-	-
NWPRM	$0.58	55,291		-	-		-	-
HSC (4)	$0.13	54,473		-	-		-	-

Nonhedge:
CIG	$0.73	93,382		$0.39	20,000		$0.39	20,000	(5)
NWPRM	$0.68	5,836		$0.20	15,000		$0.20	15,000	(6)
HSC	$0.16	27,782		-	-		-	-

(a)	Acquired in the Westport merger.
(b)	Placed by Kerr-McGee in connection with the Westport merger.

(1)
These derivatives function similar to a costless collar, with the exception that if the NYMEX price falls below the three-way floor, the company loses price protection. For example, the company only has $.96/MMBtu of price protection if the NYMEX price falls below $3.04/MMBtu in the case of its 2006 natural gas three-way collars ($4.00 - $3.04).

(2)	Colorado Interstate Gas pipeline index.
(3)	Northwest Pipeline Rocky Mountain index.
(4)	Houston Ship Channel index.
(5)	These basis swaps continue until March 31, 2008.
(6)	These basis swaps continue until December 31, 2008.

The fair value of the company’s oil and gas commodity derivative instruments was determined based on prices actively quoted, generally NYMEX and Dated Brent prices. Realized and unrealized gains and losses arising from derivative instruments that have not been designated as hedges or that do not qualify for hedge accounting (“nonhedge derivatives”) are recognized in current earnings. Gains and losses on derivatives designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) and reclassified into earnings when the hedged forecasted transactions affect earnings. Net after-tax losses on oil and gas derivatives deferred in accumulated other comprehensive loss were $634 million at March 31, 2005, related to a portion of the company’s expected production through 2007. Of this amount, the company expects to reclassify net after-tax deferred losses of $440 million into earnings during the next 12 months, assuming no further changes in the fair value of the related contracts.

Interest Rate Risk

The company’s exposure to changes in interest rates relates primarily to debt obligations. Periodically, we enter into interest rate swap agreements to effectively change the interest the company will pay on the debt until maturity from a fixed to a variable rate. No significant changes in our interest rate swap positions occurred since December 31, 2004.

The table below presents principal amounts and related weighted-average interest rates by maturity date for the company’s long-term debt obligations outstanding at March 31, 2005. All borrowings are in U.S. dollars.

	Years of Maturity								Fair
							There-		Value at
(Millions of dollars)	2005	2006	2007	2008	2009		after	Total (2)	3/31/05

Fixed-rate debt -
Principal amount	$-	$-	$-	$-	$-		$2,225	$2,225	$2,370
Weighted-average
interest rate	-	-	-	-	-		7.15%	7.15%

Variable-rate debt (1) -
Principal amount	$109	$307	$150	$-	$350	(3)	$-	$916	$916
Weighted-average
interest rate	8.66%	5.90%	6.15%	-	3.54%		-	5.36%

(1)	Includes fixed-rate debt with interest rate swaps to variable rate.

(2)	Principal amounts represent future payments and exclude the unamortized discount on issuance of $83 million and the net fair value hedge adjustments of $(2) million.

(3)
As discussed under Financial Condition and Liquidity above, our 5.375% Notes in the aggregate principal amount of $350 million are classified as long-term debt based on our ability and intent to maintain this obligation for longer than one year.

Foreign Currency Exchange Rate Risk

Periodically, the company enters into forward contracts to buy and sell foreign currencies. Certain of these contracts (purchases of euro, Australian dollars and British pound sterling, and sales of euro) have been designated and have qualified as cash flow hedges of the company’s operating and capital expenditure requirements. These contracts generally have durations of less than three years. The resulting changes in fair value of these contracts are recorded in accumulated other comprehensive income (loss).

Following are the U.S. dollar equivalent notional amounts at the contract exchange rates and weighted-average contractual exchange rates for contracts to purchase (sell) foreign currencies. Contract values for contracts open at March 31, 2005, are based on the estimated forward exchange rates in effect at quarter-end. All amounts are U.S. dollar equivalents.

(Millions of dollars,	Notional	Weighted-Average
except average contract rates)	Amount	Contract Rate

Open contracts at March 31, 2005 -
Maturing in 2005 -
British pound sterling	$145	1.6994
Euro	132	1.3213
Australian dollar	8.7528
Euro	(241)	1.3123
New Zealand dollar	(1)	.7259

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There was no change in the company's internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the timing, manner and success of the planned separation of Kerr-McGee’s chemical business and the divestiture of certain oil and gas properties, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, demand for consumer products for which Kerr-McGee's businesses supply raw materials, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions, trade and regulatory matters, general economic conditions, and other factors and risks identified in the Risk Factors section of the company's latest Annual Report on Form 10-K and other SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A.
In April 2005, Kerr-McGee Chemical Worldwide LLC and two other parties reached an agreement in principle with the federal government to settle a lawsuit filed by the government with respect to the remediation of contaminated materials at the site of two uranium mines near Lakeview, Oregon, and to settle related claims by the parties. The suit sought reimbursement of Forest Service response costs, an injunction requiring compliance with a Unilateral Administrative Order issued to the private parties regarding cleanup of the site, and civil penalties for alleged noncompliance with the administrative order. As a result of the settlement, the parties have resolved their respective claims and agreed to apportion responsibility for the cleanup. The remediation will begin in the third quarter of 2005 and is expected to take between one to two years to complete.

B.
For a discussion of other legal proceedings and contingencies, reference is made to Note 13 to the Condensed Consolidated Financial Statements included in Item 1, Part I of this quarterly report on Form 10-Q, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases Of Equity Securities

The following table summarizes the company’s repurchases of equity securities registered under Section 12 of the Securities Exchange Act of 1934 that occurred in the quarter ended March 31, 2005.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1-31, 2005	36,496	$57.98	-	$-
February 1-28, 2005	17,772	67.93	-	-
March 1-31, 2005	3,155,760	79.50	3,145,660	-
Total	3,210,028	$79.19	3,145,660	$-

(a)
Includes 35,500 shares purchased in the open market for the matching contributions to Kerr-McGee Corporation Savings Investment Plan, 28,868 shares delivered to the company by the employees in satisfaction of withholding taxes and upon forfeiture of restricted shares and 3.1 million shares purchased in the open market under a share repurchase program discussed below.

(b)
On March 8, 2005, the company announced that the company's Board of Directors (the Board) authorized a share repurchase program initially set at $1 billion. The company repurchased 3.1 million shares of common stock under this program before its termination in connection with the Board's approval of the tender offer further discussed below. No additional shares will be repurchased under this program.

On April 14, 2005, the company announced its intention to commence a modified "Dutch Auction" self tender offer for its common stock with an aggregate purchase cost of up to $4 billion. Under the tender offer, which commenced on April 18, 2005, the company will repurchase its shares at a price within the range of $85 to $92 per share. Based on the number of shares tendered and the prices specified by the tendering stockholders, the company will determine the lowest per share price within the range that will enable it to buy up to $4 billion of its common stock. Assuming the tender offer is fully subscribed, between 43.5 million and 46.7 million shares may be repurchased, or 27% to 29% of shares outstanding at March 31, 2005. Unless extended, the tender offer will expire on May 18, 2005. This authorization is not included in the table above since it was announced subsequent to March 31, 2005 and because the final results of the tender offer are not yet available.

Item 6. Exhibits.

Exhibit No

3.1
Amended and restated Certificate of Incorporation of Kerr-McGee Corporation, filed as Exhibit 4.1 to the company's Registration Statement on Form S-4 dated June 28, 2001, and incorporated herein by reference.

3.2	Amended and restated Bylaws of Kerr-McGee Corporation, filed as Exhibit 3.1 to the company’s Current Report on Form 8-K dated April 14, 2005, and incorporated herein by reference.
10.1
$5,000,000,000 Senior Secured Facilities and $1,000,000,000 Interim Facility Commitment Letter, dated April 13, 2005, by and among the company, J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Lehman Brothers Inc. and Lehman Commercial Paper Inc., filed as Exhibit (b)(i) to the Company’s Schedule TO-I dated April 18, 2005, and incorporated herein by reference.

10.2
Agreement, dated April 14, 2005, between the Company, Carl C. Icahn, Barberry Corporation, Hopper Investments, LLC, High River Limited Partnership, Icahn Partners Master Fund LP, Icahn Offshore LP, CCI Offshore LLC, Icahn Partners LP, Icahn Onshore LP and CCI Onshore LLC and Barry Rosenstein, Gary Claar and JANA Partners LLC., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 14, 2005, and incorporated herein by reference.

10.3	Kerr-McGee Corporation 2005 Success Bonus Program, filed as Exhibit 99.1 to the company’s Current Report on Form 8-K dated April 5, 2005, and incorporated herein by reference.
31.1	Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KERR-McGEE CORPORATION

Date: May 9, 2005	By:	/s/ John M. Rauh
John M. Rauh
Vice President and Controller
and Chief Accounting Officer