Form 10-Q
period 2006-03-31
KERR MCGEE CORP /DE
filed 2006-05-10
CIK 1141185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☒    Accelerated Filer ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares of common stock, $1.00 par value, outstanding as of April 30, 2006: 113,503,806.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(Millions of dollars, except per-share amounts)	2006	2005

Revenues
Oil and gas sales	$1,179	$1,006
Loss on commodity derivatives	(114)	(86)
Gas marketing revenues	213	132
Other revenues	22	19
Total Revenues	1,300	1,071

Operating Expenses
Lease operating costs	131	108
Production and ad valorem taxes	31	30
Transportation expense	23	23
General and administrative expense	74	53
Exploration expense	52	55
Gas gathering, processing and other expenses	34	28
Gas marketing costs	214	130
Depreciation, depletion and amortization	189	223
Accretion expense	3	6
Asset impairments	-	4
Gain on sales of oil and gas properties	(4)	(22)
Total Operating Expenses	747	638

Operating Income	553	433

Interest expense	(41)	(60)
Loss on early repayment and modification of debt	(81)	-
Other income (expense)	(3)	(2)

Income from Continuing Operations before Income Taxes	428	371
Provision for Income Taxes	(152)	(128)

Income from Continuing Operations	276	243
Income (loss) from discontinued operations, net of taxes	(23)	112
Cumulative effect of change in accounting principle, net of taxes	2	-

Net Income	$255	$355

Income (Loss) per Common Share
Basic -
Continuing operations	$2.43	$1.57
Discontinued operations	(0.20)	0.72
Cumulative effect of change in accounting principle	0.02	-
Net income	$2.25	$2.29

Diluted -
Continuing operations	$2.39	$1.51
Discontinued operations	(0.20)	0.69
Cumulative effect of change in accounting principle	0.02	-
Net income	$2.21	$2.20

Dividends Declared per Common Share	$.05	$.45

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(Millions of dollars)	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$83	$1,053
Accounts receivable	677	753
Derivatives and other current assets	188	205
Deferred income taxes	341	547
Assets held for sale and Tronox assets	22	691
Total Current Assets	1,311	3,249

Property, Plant and Equipment	11,669	13,629
Less reserves for depreciation, depletion and amortization	(3,689)	(5,194)
	7,980	8,435

Investments, Derivatives and Other Assets	326	427
Goodwill and Other Intangible Assets	1,177	1,179
Assets Held for Sale and Tronox Assets	693	986

Total Assets	$11,487	$14,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$358	$425
Long-term debt due within one year	302	306
Income taxes payable	166	429
Commodity derivative liabilities	920	1,506
Accrued liabilities	767	846
Liabilities associated with assets held for sale and Tronox	21	419
Total Current Liabilities	2,534	3,931

Long-Term Debt	2,099	2,277

Noncurrent Liabilities
Deferred income taxes	1,482	1,445
Asset retirement obligations	189	310
Commodity derivative liabilities	431	658
Other	431	471
Liabilities associated with assets held for sale and Tronox	126	1,069
Total Noncurrent Liabilities	2,659	3,953

Contingencies (Note 13)

Stockholders' Equity
Common stock, par value $1 - 500,000,000 shares authorized,
120,476,214 and 119,668,552 shares issued at March 31, 2006
and December 31, 2005, respectively	120	120
Capital in excess of par value	3,737	3,702
Preferred stock purchase rights	1	1
Retained earnings	1,713	1,704
Accumulated other comprehensive loss	(723)	(1,079)
Common shares in treasury, at cost - 7,034,469 and 3,456,918 shares
at March 31, 2006 and December 31, 2005, respectively	(629)	(266)
Deferred compensation	(24)	(67)
Total Stockholders' Equity	4,195	4,115

Total Liabilities and Stockholders’ Equity	$11,487	$14,276

The company followed the "successful efforts" method of accounting for oil and gas exploration and production activities in preparing these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Cash Flows from Operating Activities
Net income	$255	$355
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation, depletion and amortization	225	326
Deferred income taxes	58	138
Dry hole expense	15	20
Asset impairments	-	4
Gain on sale of assets	(4)	(22)
Accretion expense	3	9
Loss on early repayment and modification of debt	81	-
Provision for Tronox guarantee	56	-
Other noncash items affecting net income	(17)	109
Changes in assets and liabilities	(537)	(142)
Net Cash Provided by Operating Activities	135	797

Cash Flows from Investing Activities
Capital expenditures	(453)	(374)
Dry hole costs	(23)	(24)
Proceeds from sales of assets	8	31
Other investing activities	23	(30)
Net Cash Used in Investing Activities	(445)	(397)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of stock options	29	132
Purchases of treasury stock	(363)	(250)
Repayment of debt	(250)	(42)
Dividends paid	(6)	(68)
Settlement of Westport derivatives	(21)	(43)
Tronox Distribution (1)	(57)	-
Other financing activities	11	(5)
Net Cash Used in Financing Activities	(657)	(276)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	1
Net Increase (Decrease) in Cash and Cash Equivalents	(970)	125
Cash and Cash Equivalents at Beginning of Period	1,053	76
Cash and Cash Equivalents at End of Period	$83	$201

(1)	Represents Tronox’s cash balance deconsolidated upon the Distribution.

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

(Millions of dollars)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation and Other	Total Stockholders' Equity
Balance at December 31, 2004	$152	$4,205	$1,102	$(79)	$(8)	$(54)	$5,318
Comprehensive Income (Loss):
Net income	-	-	355	-	-	-	355
Other comprehensive loss	-	-	-	(457)	-	-	(457)
Comprehensive loss							(102)
Shares issued upon conversion of debt	10	583	-	-	-	-	593
Purchases of treasury shares	-	-	-	-	(250)	-	(250)
Stock option exercises	2	130	-	-	-	-	132
Restricted stock activity	1	24	-	-	(2)	(19)	4
ESOP deferred compensation	-	-	-	-	-	2	2
Tax benefit from stock-based awards	-	16	-	-	-	-	16
Dividends declared ($.45 per share)	-	-	(74)	-	-	-	(74)
Other	-	-	(1)	-	-	-	(1)
Balance at March 31, 2005	$165	$4,958	$1,382	$(536)	$(260)	$(71)	$5,638

Balance at December 31, 2005	$120	$3,702	$1,704	$(1,079)	$(266)	$(66)	$4,115
Comprehensive Income:
Net income	-	-	255	-	-	-	255
Other comprehensive income	-	-	-	356	-	-	356
Comprehensive income							611
Adoption of FAS No. 123(R)	-	(42)	-	-	-	42	-
Purchases of treasury shares	-	-	-	-	(363)	-	(363)
Stock option exercises	-	29	-	-	-	-	29
Amortization of options and restricted
stock, net of forfeitures	-	34	-	-	-	-	34
ESOP deferred compensation	-	-	-	-	-	1	1
Tax benefit from stock-based awards	-	14	-	-	-	-	14
Dividends declared ($.05 per share)	-	-	(6)	-	-	-	(6)
Tronox Distribution (Note 2)	-	-	(238)	-	-	-	(238)
Other	-	-	(2)	-	-	-	(2)
Balance at March 31, 2006	$120	$3,737	$1,713	$(723)	$(629)	$(23)	$4,195

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1.	The Company, Basis of Presentation and Accounting Policies

The Company

Kerr-McGee is an independent exploration and production company that explores for, develops, produces and markets crude oil and natural gas, with major areas of operation in the United States and China. Exploration efforts also extend to the North Slope of Alaska and offshore West Africa, Brazil and Trinidad and Tobago. Terms such as “Kerr-McGee,” “the company,” “we,” “our,” and similar terms are used interchangeably in these condensed consolidated financial statements to refer to the consolidated group or to one or more of the companies that are part of the consolidated group.

Recent Developments

•
In January 2006, the company entered into an agreement to sell its interests in Gulf of Mexico shelf oil and natural gas properties to W&T Offshore, Inc. for approximately $1.34 billion in cash, subject to certain adjustments. The transaction, which has an effective date of October 1, 2005 and is subject to customary closing conditions and regulatory approvals, is expected to close in late second quarter or early third quarter.

•
In January 2006, the company's Board of Directors (the Board) approved a $1 billion stock repurchase program. During the first quarter, approximately 3.4 million shares of Kerr-McGee’s stock were repurchased at an aggregate cost of $350 million.

•
In November 2005, Tronox Incorporated (Tronox), a former subsidiary that held Kerr-McGee's chemical business, completed an initial public offering (IPO) of 17.5 million shares of Class A common stock, which reduced Kerr-McGee’s equity interest in Tronox to 57%. On March 30, 2006, Kerr-McGee completed a pro rata distribution to its stockholders in the form of a dividend of shares of Tronox Class B common stock it owned (the Distribution) and no longer has any ownership or voting interest in Tronox.

•
On May 9, 2006, the Board authorized a two-for-one split of Kerr-McGee’s outstanding common stock. The stock split will be accomplished through a stock dividend to be issued on June 14, 2006 to stockholders of record at the close of business on June 2, 2006. Common shares issued and outstanding and earnings per share in the accompanying consolidated financial statements do not give effect to the stock split.

•
The Board also approved a 25% increase in the company's quarterly dividend effective with the dividend payable on July 3, 2006. On a pre-split basis, the quarterly dividend will increase from $.05 per share to $.0625 per share.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary to a fair statement of the results for the interim periods presented. Except for adjustments to reflect the Distribution and reclassifications discussed below, such adjustments are normal and recurring in nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

With the separation of the chemical business, the income statement format has been changed to better reflect the operations of an exploration and production company.  Certain 2005 amounts included in the accompanying condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. The operating results of and other costs directly associated with Tronox and the company’s North Sea oil and gas business that was sold in November 2005 are reported as discontinued operations.

Accounting Policies

Employee Stock-Based Compensation - Under Kerr-McGee's long-term incentive plans, the company generally grants nonvested stock, stock options and performance unit awards to nonemployee directors and qualifying employees (the terms of the awards are described in Note 9). Prior to 2006, the company’s stock-based employee compensation was accounted for under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123). Under the intrinsic-value-based accounting model specified in APB No. 25, the company generally did not recognize compensation cost for its stock option awards, as most options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the company adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment” (FAS No. 123(R)), using the modified prospective transition method. Under this method, stock-based compensation cost recognized in income from continuing operations for the three months ended March 31, 2006 includes:

•	Compensation cost for all stock option and stock awards that were unvested as of January 1, 2006 based on the grant-date fair value estimated in accordance with the original provisions of FAS No. 123

•
Compensation cost for all stock options and nonvested stock awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of FAS No. 123(R)

•	Compensation cost for all performance units (outstanding as of January 1, 2006 and granted subsequent to that date) based on the change in their estimated fair value during the first quarter 2006

Results for prior periods have not been restated. The company recognized cumulative effect of adoption as an increase in net income of $2 million ($3 million on a pretax basis). This adjustment reflects a reduction in the performance units liability to its estimated fair value and the effect of the change in the company’s accounting policy for forfeitures. FAS No. 123(R) requires that compensation cost be recognized only for awards for which the requisite service is expected to be rendered, using an estimated forfeiture rate. Prior to January 1, 2006, the company accounted for forfeitures as they occurred.

The following table presents the increase (decrease) in reported earnings for the first quarter of 2006 as a result of adopting FAS No. 123(R), as well as the change in classification of reported cash flows associated with excess tax benefits, as compared to results that would have been reported had the company continued to apply provisions of APB No. 25:

(Millions of dollars, except per-share amounts)

Increase (decrease) in:
Income from continuing operations before income taxes	$(19)
Income from continuing operations	(12)
Net income	(10)
Earnings per share:
Basic	(.09)
Diluted	(.09)
Net cash provided by operating activities	(14)
Net cash used in financing activities	14

The following table illustrates the effect on net income and earnings per share for the quarter ended March 31, 2005 assuming stock-based compensation cost was determined using the fair-value-based method prescribed by FAS No. 123:

(Millions of dollars, except per-share amounts)

Net income, as reported	$355
Add: stock-based employee compensation expense
included in reported net income, net of taxes	9
Deduct: stock-based compensation expense determined
using a fair-value method, net of taxes	(16)
Pro forma net income	$348

Net income per share -
Basic -
As reported	$2.29
Pro forma	2.25

Diluted -
As reported	$2.20
Pro forma	2.15

2.	Tronox Separation

In November 2005, Tronox Incorporated, a former subsidiary that held Kerr-McGee's chemical business, completed an initial public offering (IPO) of 17.5 million shares of its Class A common stock. Following the IPO, Kerr-McGee continued to own 22.9 million shares of Tronox Class B common stock, representing approximately 57% of the equity interest and 89% of the total voting power of Tronox. On March 8, 2006, Kerr-McGee's Board of Directors approved a pro rata distribution to its stockholders of Tronox Class B common stock the company owned. The Distribution was completed on March 30, 2006 and resulted in holders of Kerr-McGee common stock as of March 20, 2006 receiving a dividend of .20164 of a share of Tronox Class B common stock for each share of Kerr-McGee common stock they owned. Stockholders entitled to fractional shares of Tronox Class B common stock received cash in lieu of fractional shares. The distribution of Tronox Class B shares in the form of a dividend to the company's stockholders reduced retained earnings and other comprehensive income by a total of $259 million, which represented the carrying amount of Kerr-McGee's investment in Tronox as of the Distribution date.

Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox in connection with the IPO, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The seven-year reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. In connection with the Distribution, Kerr-McGee recognized a fair-value-based liability of $56 million associated with this reimbursement obligation, with the associated charge reflected as a component of loss from discontinued operations.

Historically, certain Tronox employees and retirees participated in stock-based compensation, retirement, and health and life postretirement plans established by Kerr-McGee. As more fully discussed in Note 9, except for vested stock options and performance unit awards, Kerr-McGee’s stock-based awards held by Tronox employees were forfeited on the date of the Distribution and replaced with stock-based awards of comparable value issued by Tronox. Additionally, on the Distribution date, Tronox assumed obligations for retirement and health and life postretirement benefits for Tronox’s U.S. employees and retirees. In connection with the assumption of the benefit obligations, the company also transferred to Tronox trust assets associated with the transferred benefit obligations. Note 10 provides additional information regarding the effects of the separation on Kerr-McGee's obligations for pension and postretirement health and life benefits.

3.	Discontinued Operations and Assets Held for Sale

Discontinued Operations - The following table summarizes the components of income (loss) from discontinued operations for the periods presented:

	Three Months Ended March 31,
	2006	2005
		North Sea
		Oil and Gas
(Millions of dollars)	Tronox	Business	Tronox	Total

Revenues	$336	$312	$334	$646

Income (loss) from Discontinued Operations:
Income from operations	$35	$183	$6	$189
Provision for Tronox guarantee (1)	(56)	-	-	-
Pretax income (loss) from discontinued operations	(21)	183	6	189
Income tax (expense) benefit	7	(78)	1	(77)
Net income from operations allocable to minority interests	(9)	-	-	-
Income (loss) from discontinued operations, net of tax	$(23)	$105	$7	$112

(1)	Additional information about the guarantee is provided in Note 2.

Assets and liabilities of Tronox are segregated as assets and liabilities of discontinued operations in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005.

Assets Held for Sale - Assets held for sale at March 31, 2006 and associated liabilities consist of assets and liabilities associated with the company’s interests in Gulf of Mexico shelf oil and gas properties. The company expects to complete the sale late in the second quarter or early in the third quarter.

4.	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) for the three months ended March 31, 2006 and 2005 are presented in the following table and include amounts associated with discontinued operations. Components of accumulated other comprehensive income (loss) associated with Tronox were reclassified to retained earnings in connection with the Distribution.

	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Foreign currency translation -
Translation adjustments, net of minority interest of $2	$1	$2
Reclassification to retained earnings	(24)	-
Total foreign currency translation adjustments	(23)	2
Net gains (losses) on cash flow hedges -
Unrealized gains (losses), net of taxes of $(111) and $272	207	(484)
Reclassification of realized losses to net income,
net of taxes of $(97) and $(14)	179	25
Reclassification to retained earnings	1	-
Total gains (losses) on cash flow hedges, net	387	(459)
Minimum pension liability -
Minimum pension liability adjustments, net of taxes of $5	(10)	-
Reclassification to retained earnings, net of taxes of $(1)	2	-
Total minimum pension liability adjustments	(8)	-
Other comprehensive income (loss)	$356	$(457)

Components of accumulated other comprehensive loss at March 31, 2006 and December 31, 2005, net of applicable tax effects, are as follows:

	March 31,	December 31,
(Millions of dollars)	2006	2005

Foreign currency translation adjustments	$12	$35
Unrealized loss on cash flow hedges	(708)	(1,095)
Minimum pension liability adjustments	(27)	(19)
	$(723)	$(1,079)

5.  Derivative Instruments

The company is exposed to risk from fluctuations in crude oil and natural gas prices, foreign currency exchange rates and interest rates. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, the company enters into derivative contracts primarily comprised of swaps and collars for a portion of its future oil and gas production and interest rate swaps to hedge the fair value of its fixed-rate debt. Effects of interest rate swaps on the company's financial statements were not material for the periods presented.

The following tables summarize the balance sheet presentation of the company’s oil and gas commodity derivatives as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred
(Millions of dollars)	Asset	Asset	Liability	Liability	Loss in AOCI(1)

Oil and gas production-related derivatives	$72	$32	$(915)	$(431)	$(708)
Gas marketing-related derivatives	5	-	(5)	-	-
Total	$77	$32	$(920)	$(431)	$(708)

	As of December 31, 2005
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred
(Millions of dollars)	Asset	Asset	Liability	Liability	Loss in AOCI(1)

Oil and gas production-related derivatives	$101	$34	$(1,492)	$(658)	$(1,095)
Gas marketing-related derivatives	13	1	(14)	-	-
Total	$114	$35	$(1,506)	$(658)	$(1,095)

(1)	Amounts deferred in accumulated other comprehensive income (AOCI) are reflected net of tax.

The following table summarizes components of gain (loss) on commodity derivative instruments associated with continuing operations for the first quarter of 2006 and 2005:

	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Loss on hedge derivatives	$(274)	$(26)
Mark-to-market nonhedge derivative gain (loss)	130	(51)
Gain (loss) due to hedge ineffectiveness	30	(9)
	(114)	(86)
Gas marketing-related derivatives	1	2
Total	$(113)	$(84)

Discontinuation of Hedge Accounting - Because a large portion of the company’s natural gas derivatives no longer qualified for hedge accounting and to increase clarity in its financial statements, the company elected to discontinue hedge accounting prospectively for its commodity derivatives beginning March 1, 2006. Consequently, from that date forward, the company recognizes mark-to-market gains and losses in earnings, rather than deferring such amounts in accumulated other comprehensive income. The net mark-to-market loss on outstanding derivatives at March 31, 2006 included in accumulated other comprehensive income will be reported in future earnings through 2007 as the original hedged oil and gas sales occur. The company expects to reclassify $496 million of the net after-tax derivative loss from accumulated other comprehensive loss to earnings during the next 12 months.

6.	Exploratory Drilling Costs

At March 31, 2006, the company had capitalized exploratory drilling costs of approximately $276 million associated with ongoing exploration and/or appraisal activities primarily in the deepwater Gulf of Mexico, Alaska and Brazil (including $37 million associated with the Gulf of Mexico shelf properties that the company expects to sell, as discussed in Note 1). Such capitalized costs may be charged against earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered or that future appraisal drilling or development activities are not likely to occur.

7.	Debt

The following table summarizes changes in total debt for the quarter ended March 31, 2006:

		Debt	Carrying
(Millions of dollars)	Principal	Discount	Amount

Balance at December 31, 2005 (1)	$3,232	$(99)	$3,133
Amortization of discount	-	2	2
Change in the fair value of hedged debt	-	(3)	(3)
Early redemption of 7% debentures due 2011	(250)	69	(181)
Tronox Distribution	(550)	-	(550)
Balance at March 31, 2006	$2,432	$(31)	$2,401

(1)	Included $550 million of Tronox debt presented in the Condensed Consolidated Balance Sheet as liabilities associated with Tronox.

In February 2006, the company redeemed its 7% deep-discount debentures with a face value of $250 million using cash on hand. In connection with the early redemption, a pretax loss of $69 million, representing a write-off of unamortized discount on the debentures, was recognized. Additionally, in January 2006, the company terminated its $1.25 billion secured revolving credit facility, which resulted in a write-off of unamortized debt issue costs of $12 million associated with the facility. The terminated facility was replaced with a $1.25 billion unsecured revolving credit agreement. At March 31, 2006, no borrowings were outstanding under the revolving facility, while outstanding letters of credit that reduce the $1.25 billion borrowing capacity totaled $65 million.

8.	Exit, Disposal and Restructuring Activities

The following table presents the changes in the reserve for exit and restructuring activities during the first quarter of 2006. No significant changes in the status of exit activities occurred during this period.

	Reserve Activity (1)
	Dismantlement	Personnel
(Millions of dollars)	and Closure	Costs (2)	Total

Balance at December 31, 2005	$6	$21	$27
Provisions/Accruals	-	5	5
Payments	(1)	-	(1)
Tronox Distribution	(5)	(6)	(11)
Balance at March 31, 2006	$-	$20	$20

(1)
Provisions for exit, disposal and restructuring activities include a charge of $2 million related to Tronox, which is reflected in loss from discontinued operations in the Condensed Consolidated Statement of Income.

(2)	Of the $20 million reserve, approximately $11 million was paid in April 2006.

9.  Employee Stock-Based Compensation

Overview - The company's 2005 Long-Term Incentive Plan (the Plan) authorizes the issuance of shares of the company’s common stock to certain employees and non-employee directors at any time prior to May 10, 2015 in the form of fixed-price stock options, restricted stock or performance awards. At March 31, 2006, approximately 8.5 million shares of Kerr-McGee stock were available to be granted under the Plan. Prior to the approval of the Plan by the company’s stockholders, stock-based awards were granted under similar plans, all of which have been terminated. Although no more awards can be issued under those plans, their termination had no effect on awards that had been previously issued and outstanding.

Stock-based awards granted by the company to its employees and non-employee directors in recent years generally have the following terms:

		Vesting		Cash- or
	Contractual	Period	Vesting	Stock-	Vesting and Other
	Life (years)	(years)	Term (1)	Settled	Conditions

Stock options	10	3	Graded	Stock	Employee service
Restricted stock	not applicable	3	Cliff	Stock	Employee service
Performance units (2)	3	3	Cliff	Cash	Employee service and
					achievement of specified
					stockholder return targets

(1)
An employee holding stock options vests in one third of the award annually. An employee vests in the entire restricted stock award at the end of the three-year vesting period. Employees terminating their employment due to retirement fully vest in their stock option and restricted stock awards upon retirement; and, subject to certain conditions, retain the right to receive a pro rata payout under the performance units awards to the extent services have been provided.

(2)
Performance unit awards provide an employee with a potential cash payment at the end of a three-year performance cycle based on Kerr-McGee's total stockholder return (stockholder return assuming dividend reinvestment) relative to selected peer companies. Payout levels vary depending upon Kerr-McGee's rank relative to certain peer companies.

The following summarizes stock-based compensation expense recognized in income from continuing operations for the three months ended March 31, 2006 and 2005. Stock-based compensation expense recognized in 2006 is based on the fair value of the awards, while in 2005 it reflected the intrinsic value of the awards, if any. Refer to Note 1 for additional information on the change in the accounting policy for stock-based awards.

	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Stock options	$20	$1
Restricted stock	15	5
Performance units	6	7
Total stock-based compensation expense, pretax	41	13
Income tax benefit	(14)	(5)
Total stock-based compensation expense, net of taxes	$27	$8

The following table presents unamortized cost associated with awards outstanding at March 31, 2006 and the weighted average period over which it is expected to be recognized (before considering the associated income tax benefit). Compensation cost ultimately recognized may differ from amounts presented below due to changes in the estimate of forfeitures and changes in fair value of performance units, which will be re-measured each reporting period.
	Unrecognized	Remaining
	Cost	Period
(Millions of dollars)	(Pretax)	(years)

Stock options	$35	2.3
Restricted stock	30	2.1
Performance units	22	2.1
	$87	2.2

Effect of Tronox Separation - As provided in the Employee Benefits Agreement between Kerr-McGee and Tronox, except for vested stock options, vested performance unit awards, and awards held by retirement-eligible employees, Kerr-McGee stock-based awards held by Tronox employees at the date of the Distribution were forfeited and replaced with stock-based awards of comparable value issued by Tronox. Retirement-eligible Tronox employees fully vested in their Kerr-McGee stock options and restricted stock on the Distribution date. In connection with the Distribution, pretax expense reversal of $3 million was recognized as a component of loss from discontinued operations, reflecting the net effect of reversing previously recognized compensation cost for Kerr-McGee awards forfeited by Tronox employees and accelerated amortization of compensation cost for awards held by retirement-eligible employees of Tronox.

Stock Options - The following table presents a summary of activity for Kerr-McGee options for the three months ended March 31, 2006:
				Intrinsic
	Number of		Contractual	Value
Options	Shares	Price (3)	Life (years) (3)	(Millions) (4)

Outstanding at December 31, 2005	4,799,124	$53.21
Granted	1,172,225	94.10
Exercised	(560,271)	52.16
Forfeited (1)	(182,809)	55.80
Expired	(808)	57.40
Antidilution adjustment (2)	193,655	(2.24)
Outstanding at March 31, 2006	5,421,116	$60.16	7.5	$191
Exercisable at March 31, 2006	2,979,237	$51.03	6.2	$132

(1)	Includes options to purchase 161,596 shares of Kerr-McGee stock that were forfeited by Tronox employees at the date of the Distribution.

(2)	Represents a modification to the terms of outstanding awards in connection with the distribution, as discussed below.

(3)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(4)	Reflects aggregate intrinsic value based on the difference between the market price of Kerr-McGee stock and the options' exercise price.

The holders of Kerr-McGee stock options were not entitled to receive the dividend in the form of Tronox Class B common stock distributed to Kerr-McGee stockholders in March 2006. Accordingly, in connection with the Distribution and following provisions of the relevant plans, the company adjusted the terms of stock options outstanding as of March 30, 2006 to reduce the exercise price and increase the number of shares subject to the options. This antidilution adjustment preserved the intrinsic value of the options and maintained the ratio of the exercise price of each option to the market price of Kerr-McGee stock as of the Distribution. The company evaluated the impact of this award modification on compensation cost and determined that the modification did not increase the fair value of modified options. Therefore, there was no effect on compensation cost recognized in the first quarter of 2006 and no effect is expected on cost recognition in future periods.

The following table presents selected information with respect to options exercised in the first quarter of 2006 and 2005:

	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Intrinsic value	$27	$45
Cash proceeds received	29	132
Excess tax benefit	7	16

Compensation Cost Measurement

Valuation and cost attribution methods - Prior to January 1, 2006, the company utilized the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. Starting with its 2006 grant, the company estimates the fair value of its option awards using a lattice model, which management believes results in a more accurate measurement as compared to the Black-Scholes-Merton formula. Options’ fair value is determined on the date of grant and recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of the options is not contingent on providing future service is recognized immediately upon grant.

The following table presents the weighted-average fair-value measurement assumptions for options granted in the first quarter of 2006 and 2005, followed by additional information regarding the assumptions.
	Three Months Ended
	March 31,
	2006	2005

Expected volatility (annualized)	28.0%	26.4%
Expected dividend yield (annualized)	0.2%	3.5%
Expected term (years)	5.6	6.0
Risk-free rate	4.49%	3.9%
Weighted average per-share fair value of options granted	$33.61	$20.96

Expected Volatility - In setting the volatility assumption, the company considers both the implied volatility of its traded options and historical volatility of its stock price over the same contractual term as the options.

Expected Dividend Yield - The dividend yield assumption is based on the company’s expectation, as of the grant date, about its dividend policy over the contractual option term. In March 2005, subsequent to the 2005 stock option grant, Kerr-McGee’s Board of Directors approved a change in the dividend policy that reduced quarterly dividends from $.45 to $.05 per share. The company’s 2006 dividend yield assumption reflects that change in the dividend policy.

Expected Term - The expected term represents the period that the company’s options are expected to be outstanding. Under the lattice model, expected term is derived from assumptions of employee post-vesting termination and retirement rates, as well as voluntary exercise behavior correlated to various market price scenarios for the company’s stock. Assumptions made regarding employee exercise behavior are based on analyses of historical experience of similar awards over a period of ten years, giving consideration to the contractual terms of the options, demographic characteristics of option holders, vesting schedules and expectations of future employee behavior.

Risk-Free Interest Rate - The company bases the risk-free interest rate on the U.S. Treasury securities over the contractual term of the options.

Nonvested and Restricted Stock - The following table summarizes information about nonvested and restricted stock activity during the first quarter of 2006:

	Shares	Fair Value (1)

Balance at December 31, 2005	1,240,625	$53.85
Granted	241,070	98.58
Vested	(409,885)	43.22
Forfeited (2)	(79,784)	62.16
Balance at March 31, 2006	992,026	$68.44

(1)	Represents the weighted-average grant-date fair value.

(2)	Includes approximately 73,000 shares forfeited by Tronox employees as of the Distribution date.

Valuation and cost attribution method - Grant-date fair value of nonvested shares is determined by reference to market quotes for the company’s common stock. Compensation cost is recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of stock awards is not contingent on providing future service is recognized immediately upon grant.

Performance Units - The following summarizes activity associated with the company's performance unit awards, as well as the rollforward of the performance units liability for the three months ended March 31, 2006:

		Carrying
	Performance	Amount of
(Millions of dollars)	Units	Liability

Balance at December 31, 2005	33,545,679	$21
Cumulative effect of adopting FAS 123(R)	(675,871)	(2)
Forfeitures by Tronox employees upon Distribution	(2,794,330)	(1)
Units granted (1)	15,980,157	N/A
Award settlement	(9,292,084)	(9)
Compensation cost	-	6
Balance at March 31, 2006 (2)	36,763,551	$15

(1)
Grant-date measurement of new performance unit awards is not required to be performed. Rather, fair value of the 2006 grant was estimated as of March 31, 2006 to determine the first quarter 2006 compensation cost associated with these awards.

(2)	Performance units balance represents units outstanding and expected to vest.

Valuation and cost attribution method - Fair value estimates as of the end of each reporting period are formed using a Monte Carlo simulation model, which utilizes multiple input variables to determine the probability of satisfying the market condition stipulated in the award terms. Inputs into the model include the following for Kerr-McGee and comparator companies: total stockholder return from the beginning of the performance cycle through the measurement date, volatility, risk-free rates, and correlation of Kerr-McGee's and comparator companies' total stockholder return.  The inputs are based on historical capital market data. The total fair-value-based obligation associated with awards expected to vest is further adjusted to reflect the extent to which employee services necessary to earn the awards have been rendered. Compensation cost for any given period equals the increase or decrease in the liability for awards outstanding and expected to vest.

10.  Employee Benefit Plans

Overview - Kerr-McGee is a sponsor of noncontributory defined-benefit retirement plans and contributory postretirement plans for health care and life insurance, in each case for the benefit of the company’s current and former U.S. employees. Most U.S. employees are covered under the company’s retirement plans, and substantially all U.S. employees may become eligible for the health and life postretirement benefits if they reach retirement age while working for the company and have 10 years of continuous service. As discussed in Note 2, under the provisions of the Employee Benefits Agreement between Kerr-McGee and Tronox, qualifying U.S. employees and retirees of Tronox participated in Kerr-McGee’s benefit plans through the date of the Distribution.

Effect of Tronox Separation - In connection with the Tronox separation, Tronox established employee benefit plans for its U.S. employees and retirees and, upon completion of the Distribution, assumed the benefit obligations associated with such employees. For funded U.S. retirement plans, Kerr-McGee also transferred to Tronox trust assets associated with the benefit obligations assumed. Additionally, foreign subsidiaries of Tronox retained their obligations for retirement plans they have sponsored in Germany and the Netherlands.

For Kerr-McGee's U.S. retirement and health and life postretirement plans, assumption of the benefit obligations by Tronox represented a partial settlement of the plan obligations. In connection with the settlement, the benefit obligations for the plans affected by the Tronox separation were remeasured as of March 30, 2006 and assets and liabilities associated with the benefit obligations assumed by Tronox were deconsolidated from Kerr-McGee's consolidated financial statements.

Benefit Obligations and Funded Status - The following provides a reconciliation of benefit obligations, plan assets and funded status of the company’s pension and other postretirement plans for the three months ended March 31, 2006:

		Postretirement
	Retirement	Health and Life
(Millions of dollars)	Plans	Plans

Change in benefit obligations -
Benefit obligation at December 31, 2005	$1,255	$297
Service cost	8	1
Interest cost	16	4
Plan amendments/law changes	15	-
Net actuarial gain	(32)	(4)
Contributions by plan participants	-	2
Benefits paid	(31)	(7)
Tronox Distribution	(500)	(147)
Benefit obligation at March 31, 2006	$731	$146
Change in plan assets -
Fair value of plan assets at December 31, 2005	$1,132	$-
Actual return on plan assets	31	-
Employer contributions	2	5
Participant contributions	-	2
Benefits paid	(31)	(7)
Tronox Distribution (1)	(503)	-
Fair value of plan assets at March 31, 2006 (2)	$631	$-

(1)
Includes plan assets of $441 million transferred from Kerr-McGee’s U.S. qualified retirement plan trust to Tronox on March 30, 2006, the Distribution date. The initial transfer amount was determined based on census information and actuarial estimates as of an earlier date. A final determination of plan assets to be transferred to Tronox based on census data and other information as of the Distribution date will be completed in May 2006 and will result in an incremental transfer of plan assets between Kerr-McGee and Tronox. The company does not expect this incremental transfer to have a material effect on its financial statements.

(2)	Excludes the grantor trust assets of $67 million associated with the company’s supplemental nonqualified U.S. retirement plans.

The following table presents the funded status of the company's plans and its reconciliation to amounts recognized in the Condensed Consolidated Balance Sheet at March 31, 2006 and December 31, 2005:

			Postretirement
	Retirement Plans		Health and Life Plans
	March 31,	December 31,	March 31,	December 31,
(Millions of dollars)	2006	2005	2006	2005

Benefit obligation	$731	$1,255	$146	$297
Fair value of plan assets	631	1,132	-	-
Funded status of plans - under funded	(100)	(123)	(146)	(297)
Amounts not recognized in the Condensed
Consolidated Balance Sheet -
Prior service cost	37	42	(6)	(14)
Net actuarial loss	150	282	37	80
Net prepaid expense (accrued liability)
recognized	$87	$201	$(115)	$(231)
Classification of amounts recognized in the
Condensed Consolidated Balance Sheet -
Prepaid pension cost	$126	$249	$-	$-
Accrued benefit liability	(87)	(79)	(115)	(231)
Intangible asset	6	-	-	-
Accumulated other comprehensive loss (pretax)	42	31	-	-
Total	$87	$201	$(115)	$(231)

The following table summarizes the accumulated benefit obligations and the projected benefit obligations associated with the company’s unfunded benefit plans:

	At March 31, 2006		At December 31, 2005
	Nonqualified	Postretirement	Nonqualified	Postretirement
(Millions of dollars)	Retirement Plans (1)	Health and Life Plans	Retirement Plans (1)	Health and Life Plans

Accumulated benefit obligation	$95	$146	$65	$297
Projected benefit obligation	104	146	80	297

(1)
Although not considered plan assets, a grantor trust was established from which payments for certain U.S. supplemental benefits are made. The trust assets had a balance of $67 million and $50 million at March 31, 2006 and December 31, 2005, respectively. In January 2006, the company made a discretionary contribution to the grantor trust of $22 million. In connection with the Distribution of Tronox, the company transferred $4 million of grantor trust assets to the newly-established Tronox nonqualified benefit plan.

Summarized below are the accumulated benefit obligation, the projected benefit obligation, the market value of plan assets and the funded status of the company’s U.S. qualified retirement plan:

(Millions of dollars)	At March 31, 2006	At December 31, 2005

Accumulated benefit obligation	$575	$990

Projected benefit obligation	$627	$1,093
Market value of plan assets	631	1,070
Funded status - over/(under) funded	$4	$(23)

Expected Benefit Payments - Following are the expected benefit payments for the next five years and, in an aggregate, for the years 2011 through 2015:

						2011-
(Millions of dollars)	2006	2007	2008	2009	2010	2015

Retirement plans	$63	$76	$62	$65	$65	$340
Postretirement health and life plans	11	11	11	11	11	54

Net Periodic Cost - Income from continuing operations for the three months ended March 31, 2006 and 2005 includes the following components of net periodic cost:
			Postretirement
	Retirement Plans		Health and Life Plans
(Millions of dollars)	2006	2005	2006	2005

Net periodic cost -
Service cost	$7	$7	$1	$1
Interest cost	15	16	2	2
Expected return on plan assets	(20)	(24)	-	-
Net amortization -
Prior service cost	5	2	-	(1)
Net actuarial (gain) loss	2	1	-	1
Total	$9	$2	$3	$3

Assumptions - The following assumptions were used in estimating the actuarial present value of the benefit obligations for Kerr-McGee's retirement and postretirement health and life plans:

	March 30, 2006	December 31, 2005

Discount rate	5.85%	5.50%
Rate of compensation increases	4.50%	4.50%

11.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2006 and 2005. Substantially all options outstanding at March 31, 2006 and 2005 were in-the-money, and, therefore, the dilutive effect of such options is reflected in diluted earnings per share for the respective periods. Earnings per share for the first quarter of 2006 and 2005 presented below do not give effect to the two-for-one stock split authorized by the Board in May 2006. Note 1 provides additional information about the stock split.

	For the Three Months Ended March 31,
		2006			2005
	Income from			Income from
(In millions, except	Continuing		Per-Share	Continuing		Per-Share
per-share amounts)	Operations	Shares	Income	Operations	Shares	Income

Basic earnings per share	$276	113.6	$2.43	$243	154.8	$1.57
Effect of dilutive securities:
5.25% convertible debentures	-	-		3	6.4
Restricted stock	-	.5		-	.6
Stock options	-	1.3		-	1.0
Diluted earnings per share	$276	115.4	$2.39	$246	162.8	$1.51

12.	Capital Stock

As discussed in Note 1, in January 2006, the Board authorized a $1 billion stock repurchase program. During the three months ended March 31, 2006, the company repurchased 3.4 million shares of its common stock at an aggregate cost of $350 million. By May 9, 2006, an additional 54,000 shares were repurchased at an aggregate cost of approximately $6 million.

The following table presents changes in common stock issued and treasury stock held for the three-month periods ended March 31, 2006 and 2005. As discussed in Note 1, in May 2006, the Board authorized a two-for-one stock split, which is expected to be effected in June 2006.

	Common	Treasury
(Thousands of shares)	Stock	Stock

Balance at December 31, 2004	152,049	160
Stock option exercises	2,406	-
Issuance of restricted stock	450	-
Forfeiture of restricted stock	-	29
Shares issued upon conversion of 5.25% debentures	9,818	-
Purchases of treasury shares	-	3,145
Balance at March 31, 2005	164,723	3,334

Balance at December 31, 2005	119,669	3,457
Stock option exercises	559	-
Issuance of restricted stock	241	-
Other issuances	7	-
Forfeiture of restricted stock	-	80
Purchases of treasury shares (1)	-	3,497
Balance at March 31, 2006	120,476	7,034

(1) Includes shares surrendered by employees in satisfaction of withholding tax obligations.

13.	Contingencies

The following table summarizes the contingency reserve balances, provisions, payments and settlements for the first quarter of 2006, as well as balances, accruals and receipts of environmental cost reimbursements from other parties.
		Reserves for
	Reserves for	Environmental	Reimbursements
(Millions of dollars)	Litigation	Remediation (1)	Receivable (1)

Balance at December 31, 2005	$30	$268	$57
Provisions / Accruals	-	2	21
Payments / Settlements	(5)	(11)	(21)
Tronox Distribution	(8)	(216)	(57)
Balance at March 31, 2006	$17	$43	$-

(1)
Provisions for environmental remediation and restoration and associated accruals of third-party reimbursements of environmental costs include $2 million and $21 million, respectively, related to Tronox. These amounts are reflected in the Condensed Consolidated Statement of Income as a component of loss from discontinued operations.

The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Management believes, after consultation with its internal legal counsel, that currently the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:

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

Current and former operations of the company and its affiliates require the management of regulated materials and are subject to various environmental laws and regulations. These laws and regulations will obligate the company to clean up various sites at which petroleum and other hydrocarbons and/or other materials have been contained, disposed of, or released. Some of these sites have been designated Superfund sites by the U.S. Environmental Protection Agency (EPA) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) or state equivalents. Similar environmental laws and regulations and other requirements exist in foreign countries in which the company operates.

Following are discussions regarding certain environmental sites and litigation and other matters with respect to which the company may have loss exposure.

Los Angeles County, California

During 2004, the company began remediation and restoration of an oil and gas field that was operated by an affiliate of the company and its predecessors from about 1936 to 1990 in Los Angeles County, California. The company is obligated to remediate soils contaminated with petroleum hydrocarbons associated with certain early drilling and production pits and sumps and other historic leaks and spills. The remediation and restoration of this oil and gas field is expected to take approximately five years.

Financial Reserves - As of March 31, 2006, environmental reserves for this project totaled $23 million. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Environmental Sites

In addition to the site in Los Angeles County described above, Kerr-McGee and/or its affiliates are responsible for environmental costs related to certain other sites where exploration and production activities where conducted. As of March 31, 2006, the company and its affiliates had reserves of $20 million for the environmental costs in connection with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Deepwater Royalty Relief Act

In 1995, the United States Congress passed the Deep Water Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on certain of KMOG’s deepwater Gulf of Mexico production for which KMOG believes royalties are suspended under the DWRRA. DOI issued the Order to Pay based on the assertion that DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices reach certain levels specified by DOI. KMOG believes that DOI does not have the authority to eliminate royalty relief on the subject leases and, accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit in the U.S. District Court for the Western District of Louisiana against the Department of the Interior for injunctive and declaratory relief with respect to the DOI’s claims for additional royalties. The company has recorded reserves for the full amount of the DOI claim, including interest. As of March 31, 2006, reserves for royalties and interest potentially payable to the DOI totaled $126 million.

Other Litigation

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

14.	Business Segments

The company has four operating segments, all of which are in the business of crude oil and natural gas exploration and production (E&P). In the U.S., we operate offshore in the Gulf of Mexico and onshore in the Rocky Mountain and Southern (Midcontinent) areas. We also have exploration and production operations in China, and exploration activities in Alaska, Brazil and other international locations.

In 2006, the company completed the separation of its former chemical operations and, accordingly, expanded its segment presentation based on the way management currently reviews E&P operating results to make decisions about resource allocation and assess individual segment performance. Segment performance is evaluated based on operating profit, which represents results of operations before considering marketing activities, certain corporate costs, oil and gas derivative gain (loss), interest and debt expense, and other income (expense).

The following table sets forth the revenues and operating profit for each of our operating segments, as well as reconciliation to income from continuing operations before income taxes:

(Millions of dollars)	Gulf of Mexico	Rocky Mountain	Southern	China	Other (1)	Total

Three months ended March 31, 2006:
Revenues	$530	$365	$232	$74	$-	$1,201	(2)

Operating profit	$388	$209	$123	$46	$(28)	$738

Net marketing margin						(1)
Loss on commodity derivatives						(114)
Corporate costs						(70	) (3)
Interest and debt expense						(122)
Other income (expense)						(3)
Income from continuing operations before income taxes						$428

Three months ended March 31, 2005:
Revenues	$496	$265	$190	$74	$-	$1,025	(2)

Operating profit	$312	$135	$101	$48	$(21)	$575

Net marketing margin						2
Loss on commodity derivatives						(86)
Corporate costs						(58	) (3)
Interest and debt expense						(60)
Other income (expense)						(2)
Income from continuing operations before income taxes						$371

(1)	Represents exploration activities outside our core operating areas and certain general and administrative costs associated with E&P operations.

(2)	Excludes revenues of $213 million and $132 million associated with third-party marketing activities in 2006 and 2005, respectively.

(3)
Represents general and administrative costs, depreciation expense and property taxes incurred outside our E&P operations. Certain corporate general and administrative costs previously reported as part of E&P segment operating profit in 2005 are included here for consistency with 2006 presentation.

15.	Condensed Consolidating Financial Information

The company’s 5.875% Notes due 2006, 6.875% Notes due 2011, 6.95% Notes due 2024 and 7.875% Notes due 2031, for a total principal amount of $2.1 billion, have been fully and unconditionally guaranteed by Kerr-McGee Rocky Mountain LLC (formerly Kerr-McGee Rocky Mountain Corporation), a wholly-owed subsidiary of Kerr-McGee Corporation. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information.

The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiary, and (c) the nonguarantor subsidiaries. Other income (expense) in the Condensed Consolidating Statement of Income includes equity interest in income (loss) of subsidiaries for all periods presented.

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2006

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Oil and gas sales	$-	$162	$1,017	$-	$1,179
Loss on commodity derivatives	-	-	(114)	-	(114)
Gas marketing revenues	-	213	-	-	213
Other revenues	-	19	3	-	22
Total Revenues	-	394	906	-	1,300

Operating Expenses
Lease operating costs	-	14	117	-	131
Production and ad valorem taxes	-	3	28	-	31
Transportation expense	-	3	20	-	23
General and administrative expense	-	-	74	-	74
Exploration expense	-	-	52	-	52
Gas gathering, processing and other
expenses	-	19	15	-	34
Gas marketing costs	-	214	-	-	214
Depreciation, depletion and amortization	-	26	163	-	189
Accretion expense	-	-	3	-	3
Gain on sales of oil and gas properties	-	-	(4)	-	(4)
Total Operating Expenses	-	279	468	-	747

Operating Income	-	115	438	-	553

Interest expense	(77)	-	(188)	224	(41)
Loss on early repayment and modification of debt	(12)	-	(69)	-	(81)
Other income (expense)	352	6	199	(560)	(3)

Income from Continuing Operations before
Income Taxes	263	121	380	(336)	428
Benefit (Provision) for Income Taxes	26	(45)	(133)	-	(152)

Income from Continuing Operations	289	76	247	(336)	276
Income (loss) from discontinued operations,
net of taxes	(36)	-	13	-	(23)
Cumulative effect of change in accounting
principle, net of taxes	2	-	-	-	2

Net Income	$255	$76	$260	$(336)	$255

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2005

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Oil and gas sales	$-	$129	$877	$-	$1,006
Loss on commodity derivatives	-	-	(86)	-	(86)
Gas marketing revenues	-	132	-	-	132
Other revenues	-	16	3	-	19
Total Revenues	-	277	794	-	1,071

Operating Expenses
Lease operating costs	-	10	98	-	108
Production and ad valorem taxes	-	8	22	-	30
Transportation expense	-	3	20	-	23
General and administrative expense	-	(1)	54	-	53
Exploration expense	-	2	53	-	55
Gas gathering, processing and other
expenses	-	17	11	-	28
Gas marketing costs	-	130			130
Depreciation, depletion and amortization	-	28	195	-	223
Accretion expense	-	1	5	-	6
Asset impairments	-	-	4	-	4
Gain on sales of oil and gas properties	-	-	(22)	-	(22)
Total Operating Expenses	-	198	440	-	638

Operating Income	-	79	354	-	433

Interest expense	(42)	(6)	(95)	83	(60)
Other income (expense)	390	-	57	(449)	(2)

Income from Continuing Operations before
Income Taxes	348	73	316	(366)	371
Benefit (Provision) for Income Taxes	7	(25)	(110)	-	(128)

Income from Continuing Operations	355	48	206	(366)	243
Income from discontinued operations,
net of taxes	-	-	112	-	112

Net Income	$355	$48	$318	$(366)	$355

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
As of March 31, 2006

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$2	$-	$81	$-	$83
Intercompany receivables	-	-	60	(60)	-
Accounts receivable	-	246	431	-	677
Derivatives and other current assets	-	9	179	-	188
Deferred income taxes	-	-	341	-	341
Assets held for sale	-	-	22	-	22
Total Current Assets	2	255	1,114	(60)	1,311

Property, Plant and Equipment - Net		2,024	5,956	-	7,980
Investments in Subsidiaries	11,151	-	-	(11,151)	-
Investments, Derivatives and Other Assets	16	-	390	(80)	326
Goodwill and Other Intangible Assets	-	346	831	-	1,177
Assets Held for Sale	-	-	693	-	693

Total Assets	$11,169	$2,625	$8,984	$(11,291)	$11,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$4,553	$128	$-	$(4,681)	$-
Accounts payable	6	73	279	-	358
Long-term debt due within one year	302	-	-	-	302
Income taxes payable	-	-	166	-	166
Commodity derivative liabilities	-	5	915	-	920
Accrued liabilities	19	139	609	-	767
Liabilities associated with assets held for sale	-	-	21	-	21
Total Current Liabilities	4,880	345	1,990	(4,681)	2,534

Long-Term Debt	1,802	-	297	-	2,099

Noncurrent Liabilities
Deferred income taxes	(54)	534	1,002	-	1,482
Asset retirement obligations	-	39	150	-	189
Commodity derivative liabilities	-	-	431	-	431
Other	55	60	316	-	431
Liabilities associated with assets held for sale	-	-	126	-	126
Total Noncurrent Liabilities	1	633	2,025	-	2,659

Stockholders' Equity	4,486	1,647	4,672	(6,610)	4,195

Total Liabilities and Stockholders' Equity	$11,169	$2,625	$8,984	$(11,291)	$11,487

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
As of December 31, 2005

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$1	$-	$1,052	$-	$1,053
Accounts receivable	1	245	507	-	753
Derivatives and other current assets	-	17	188	-	205
Deferred income taxes	-	2	545	-	547
Tronox Assets	-	-	691	-	691
Total Current Assets	2	264	2,983	-	3,249

Property, Plant and Equipment - Net	-	1,915	6,520	-	8,435
Investments in Subsidiaries	8,688	-	-	(8,688)	-
Investments, Derivatives and Other Assets	25	1	481	(80)	427
Goodwill and Other Intangible Assets	-	346	833	-	1,179
Assets Held for Sale and Tronox Assets	-	-	986	-	986

Total Assets	$8,715	$2,526	$11,803	$(8,768)	$14,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$2,459	$183	$3,037	$(5,679)	$-
Accounts payable	6	69	350	-	425
Long-term debt due within one year	306	-	-	-	306
Income taxes payable	-	-	429	-	429
Commodity derivative liabilities	-	14	1,492	-	1,506
Accrued liabilities	(72)	239	679	-	846
Liabilities associated with Tronox	-	-	419	-	419
Total Current Liabilities	2,699	505	6,406	(5,679)	3,931

Long-Term Debt	1,801	-	476	-	2,277

Noncurrent Liabilities
Deferred income taxes	(9)	517	937	-	1,445
Asset retirement obligations	-	28	282	-	310
Commodity derivative liabilities	-	-	658	-	658
Other noncurrent liabilities	-	50	421	-	471
Liabilities associated with Tronox	-	-	1,069	-	1,069
Total Noncurrent Liabilities	(9)	595	3,367	-	3,953

Stockholders' Equity	4,224	1,426	1,554	(3,089)	4,115

Total Liabilities and Stockholders' Equity	$8,715	$2,526	$11,803	$(8,768)	$14,276

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

			Non-
	Kerr-McGee	Guarantor	Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net income	$255	$76	$260	$(336)	$255
Adjustments to reconcile net income to net cash
provided by operating activities-
Depreciation, depletion and amortization	-	26	199	-	225
Deferred income taxes	(49)	26	81	-	58
Dry hole expense	-	-	15	-	15
Gain on sale of assets	-	-	(4)	-	(4)
Accretion expense	-	-	3	-	3
Provision for Tronox guarantee	56	-	-	-	56
Equity in earnings of subsidiaries	(336)	-	-	336	-
Loss on early repayment and modification
of debt	12	-	69	-	81
Other noncash items affecting net income	2	-	(19)	-	(17)
Changes in assets and liabilities	101	(87)	(551)	-	(537)
Net Cash Provided by Operating Activities	41	41	53	-	135

Cash Flows from Investing Activities
Capital expenditures	-	(34)	(419)	-	(453)
Dry hole costs	-	-	(23)	-	(23)
Proceeds from sales of assets	-	-	8	-	8
Other investing activities	-	-	23	-	23
Net Cash Used in Investing Activities	-	(34)	(411)	-	(445)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of stock options	29	-	-	-	29
Purchases of treasury stock	(363)	-	-	-	(363)
Repayment of debt	-	-	(250)	-	(250)
Increase (decrease) in intercompany
notes payable	289	(7)	(282)	-	-
Dividends paid	(6)	-	-	-	(6)
Settlement of Westport derivatives	-	-	(21)	-	(21)
Tronox Distribution	-	-	(57)	-	(57)
Other financing activities	11	-	-	-	11
Net Cash Used in Financing Activities	(40)	(7)	(610)	-	(657)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	(3)	-	(3)
Net Increase (Decrease) in Cash and Cash
Equivalents	1	-	(971)	-	(970)
Cash and Cash Equivalents at Beginning of Period	1	-	1,052	-	1,053
Cash and Cash Equivalents at End of Period	$2	$-	$81	$-	$83

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005

			Non-
	Kerr-McGee	Guarantor	Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net income	$355	$48	$318	$(366)	$355
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation, depletion and amortization	-	28	298	-	326
Deferred income taxes	(2)	(2)	142	-	138
Dry hole expense	-	-	20	-	20
Asset impairments	-	-	4	-	4
Gain on sale of assets	-	-	(22)	-	(22)
Accretion expense	-	1	8	-	9
Equity in earnings of subsidiaries	(366)	-	-	366	-
Other noncash items affecting net income	-	(2)	111	-	109
Changes in assets and liabilities	(42)	14	(114)	-	(142)
Net Cash Provided by (Used in)
Operating Activities	(55)	87	765	-	797

Cash Flows from Investing Activities
Capital expenditures	-	(32)	(342)	-	(374)
Dry hole costs	-	-	(24)	-	(24)
Proceeds from sales of assets	-	-	31	-	31
Other investing activities	-	-	(30)	-	(30)
Net Cash Used in Investing Activities	-	(32)	(365)	-	(397)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of stock options	132	-	-	-	132
Purchases of treasury stock	(250)	-	-	-	(250)
Repayment of debt	-	-	(42)	-	(42)
Increase (decrease) in intercompany
notes payable	244	(55)	(189)	-	-
Dividends paid	(68)	-	-	-	(68)
Settlement of Westport derivatives	-	-	(43)	-	(43)
Other financing activities	(3)	-	(2)	-	(5)
Net Cash Provided by (Used in)
Financing Activities	55	(55)	(276)	-	(276)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	1	-	1
Net Increase in Cash and Cash Equivalents	-	-	125	-	125
Cash and Cash Equivalents at Beginning of Period	2	-	74	-	76
Cash and Cash Equivalents at End of Period	$2	$-	$199	$-	$201

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

Kerr-McGee is one of the largest U.S.-based independent oil and gas exploration and production companies, with nearly one billion barrels of oil equivalent (boe) of proved reserves as of December 31, 2005. The company’s major producing operations are located onshore in the United States, the U.S. Gulf of Mexico and offshore China. In addition, we explore for oil and gas in these core areas and in proven hydrocarbon basins worldwide, including the North Slope of Alaska and offshore West Africa, Brazil and Trinidad and Tobago. Our strategy is to enhance value for our stockholders through the development of a well-balanced portfolio of high-quality oil and gas assets that provides a large inventory of repeatable, low-risk exploitation projects and high-potential exploration opportunities.

Recent Developments

•
In January 2006, we entered into an agreement to sell our interests in certain Gulf of Mexico shelf oil and natural gas properties to W&T Offshore, Inc. (W&T) for approximately $1.34 billion in cash, subject to certain adjustments. The transaction, which has an effective date of October 1, 2005 and is subject to customary closing conditions and regulatory approvals, is expected to close in late second or early third quarter. For the first quarter 2006, these properties have been accounted for as “held for sale” in our financial statements.

•
In January 2006, the Board of Directors (the Board) approved a $1 billion stock repurchase program. During the first quarter, approximately 3.4 million shares of Kerr-McGee’s stock were repurchased at an aggregate cost of $350 million.

•
In November 2005, Tronox Incorporated (Tronox), a former subsidiary that held Kerr-McGee’s chemical business, completed an initial public offering (IPO) of 17.5 million shares of Class A common stock, which reduced Kerr-McGee’s equity interest in Tronox to 57%. On March 30, 2006, Kerr-McGee completed a pro rata distribution to its stockholders in the form of a dividend of shares of Tronox Class B common stock it owned (the Distribution). This transaction completed the transformation of Kerr-McGee to a pure-play exploration and production company.

•
On May 9, 2006, the Board authorized a two-for-one split of Kerr-McGee’s outstanding common stock. The stock split will be accomplished through a stock dividend to be issued on June 14, 2006 to stockholders of record at the close of business on June 2, 2006. Assuming the stock split was effected on March 31, 2006, the company would have had approximately 227 million shares issued and outstanding.

•
The Board also approved a 25% increase in the company's quarterly dividend effective with the dividend payable on July 3, 2006. On a pre-split basis, the quarterly dividend will increase from $.05 per share to $.0625 per share.

Results of Consolidated Operations

The following table presents selected results of operations data for the three months ended March 31, 2006 and 2005:
	Three Months Ended
	March 31,
(Millions of dollars, except per-share amounts)	2006	2005

Revenues	$1,300	$1,071

Operating income	$553	$433

Income from continuing operations	$276	$243
Income (loss) from discontinued operations, net of taxes	(23)	112
Cumulative effect of change in accounting principle, net of taxes	2	-
Net income	$255	$355

Income from continuing operations per common share:
Basic	$2.43	$1.57
Diluted	2.39	1.51

Net income per common share:
Basic	$2.25	$2.29
Diluted	2.21	2.20

Revenues for the first quarter 2006 increased $229 million over 2005 primarily due to higher oil and natural gas wellhead sales prices, partially offset by increased losses from commodity derivatives. First quarter 2006 production quantities declined from 2005 due to oil and gas property divestitures onshore in the U.S. during the fourth quarter of 2005 and the continuing effect of 2005 hurricanes on our Gulf of Mexico production. Oil and gas production for the first quarter of 2006 increased from the fourth quarter of 2005 on a divestiture-adjusted basis, as further described below.

Operating income increased $120 million in 2006 to $553 million, a 28% increase over 2005, primarily as a result of higher oil and natural gas sales revenues of $173 million offset in part by higher derivative losses of $28 million. In addition, operating income was reduced by approximately $28 million of incremental stock-based compensation expense in 2006 as compared to 2005. This increase is largely due to the company adopting a new accounting standard that requires fair-value recognition for all share-based compensation costs. Additional discussion of the impact of adoption is provided below under New/Revised Accounting Standards.

In the first quarter of 2006, Kerr-McGee discontinued hedge accounting for its commodity derivatives and, as a result, all future mark-to-market gains and losses on our open positions will be recognized in earnings rather than deferred in accumulated other comprehensive income (stockholders equity) until the hedged sales occur. As a result, operating income will be impacted, possibly significantly, by future mark-to-market gains and losses on our commodity derivatives. See further discussion below under Gains (Losses) Associated with Commodity Derivatives regarding the company’s decision to discontinue hedge accounting.

Income from continuing operations increased to $276 million in 2006, a 14% increase from $243 million in 2005, as a result of higher operating income and lower interest expense ($19 million), partially offset by an $81 million loss associated with the early repayment and modification of debt in the first quarter of 2006. Diluted income from continuing operations increased 58% in 2006 compared to the first quarter of 2005, largely as a result of stock repurchases that reduced shares outstanding by approximately 53 million during the twelve-month period ended March 31, 2006. The two-for-one stock split authorized by the Board in May 2006, as discussed under Overview and Recent Developments above, will lower our reported per-share earnings.

Revenues

Revenues, production quantities and average wellhead prices received from sales of natural gas and crude oil, condensate and natural gas liquids are shown in the following table (excluding the North Sea business which was sold in 2005):
	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Revenues -
Natural gas sales	$669	$548
Crude oil, condensate and natural gas liquids sales	510	458
Loss on oil and gas derivatives - hedge	(274)	(26)
Mark-to-market nonhedge derivative gain (loss)	130	(51)
Gain (loss) due to hedge ineffectiveness	30	(9)
Gas marketing revenues	213	132
Processing, gathering and other revenues	22	19
Total	$1,300	$1,071

Natural Gas Production and Average Sales Prices -

Production (MMcf/d) -
Gulf of Mexico -
Deepwater	238	256
Shelf	91	156
U.S. Onshore -
Rocky Mountain	363	331
Southern	242	266
Total	934	1,009

Average Sales Prices (per Mcf) -
Gulf of Mexico -
Deepwater	$8.43	$6.59
Shelf	8.41	6.47
U.S. Onshore
Rocky Mountain	7.55	5.71
Southern	7.95	5.65
Average	$7.96	$6.04

Oil, Condensate and NGL Production and Average Sales Prices -

Production (Mbbls/d) -
Gulf of Mexico -
Deepwater	47	48
Shelf	8	14
U.S. Onshore -
Rocky Mountain	21	22
Southern	14	14
Total U.S.	90	98
China	16	22
Total	106	120

Average Wellhead Sales Prices (per bbl) -
Gulf of Mexico -
Deepwater	$56.29	$44.80
Shelf	54.84	45.70
U.S. Onshore -
Rocky Mountain	52.09	40.14
Southern	48.33	42.49
Average U.S.	53.98	43.56
China	53.83	38.37
Average	$53.96	$42.63

Energy Equivalent Production -
Thousands of barrels of oil equivalent (Mboe) per day	261	288
Millions of cubic feet of gas equivalent (MMcfe) per day	1,568	1,727

Natural Gas Revenues and Production - Natural gas sales revenues increased $121 million or 22% in the first quarter of 2006 compared to 2005 as a result of a $1.92 per thousand cubic feet (Mcf) increase in average natural gas sales prices, partially offset by a 7% reduction in production. Higher sales prices in the first quarter of 2006 increased revenues $162 million. Production for the first three months of 2006 was 934 million cubic feet per day (MMcf/d), 75 MMcf/d below 2005, reducing gas sales revenues by $41 million. The decrease in production was primarily due to continuing hurricane-related losses in the Gulf of Mexico and divestiture of certain U.S. onshore properties in late 2005. As of April 2006, all significant third-party pipelines and infrastructure that had been restricting production have been repaired and are in the process of being returned to full service. The divestiture of U.S. onshore properties in late 2005 reduced first quarter 2006 production by 27 MMcf/d compared to first quarter 2005. Higher production from the Rocky Mountains (32 MMcf/d) due to our accelerated development drilling program in the Greater Natural Buttes area partially offset these declines. Development activities in the deepwater Gulf of Mexico, particularly at the Nansen and Gunnison fields, helped offset natural field declines. Production decreases for the Gulf of Mexico shelf (65 MMcf/d) were attributable to natural field decline combined with hurricane-related downtime. Natural gas production increased over the fourth quarter of 2005 primarily due to strong performance from several deepwater Gulf of Mexico fields, continued hurricane recovery on the Gulf of Mexico shelf and continued production increases in the Rocky Mountains.

Crude Oil Revenues and Production - Crude oil, condensate and natural gas liquids sales revenues increased $52 million or 11% in the first quarter of 2006 compared to 2005. The increase is due to higher crude oil sales prices, partially offset by lower production. The average oil price for the first quarter of 2006 was $53.96 per barrel, an increase of $11.33 per barrel over 2005. Higher sales prices contributed an additional $107 million to first quarter 2006 oil sales revenues. First-quarter 2006 oil production of 106 thousand barrels per day (Mbbls/d) was 14 Mbbls/d lower than 2005. The decrease in oil production in 2006 was primarily attributable to lower production volume from China’s CFD 11-1 and CFD 11-2 fields (9 Mbbls/d) as a result of lower entitled production quantities caused by full exploration and development cost recovery and a planned facility shutdown in March 2006. The fourth quarter 2005 divestiture of certain U.S. onshore oil and gas properties also contributed to the first quarter 2006 production decline (4 Mbbls/d). Partially offsetting the decrease was production from China’s CFD 11-3 and CFD11-5 fields (3 Mbbls/d) which began producing in July 2005. Production also decreased on the Gulf of Mexico shelf (7 Mbbls/d) due to natural field decline and hurricane-related downtime. Compared to the fourth quarter of 2005, crude oil production for the first quarter 2006 increased primarily due to first production from the Ticonderoga field and continued recovery from the 2005 hurricane season.

Gains (Losses) Associated with Commodity Derivatives - Gains and losses on derivatives designated as hedges of forecasted oil and gas sales are deferred in accumulated other comprehensive income (stockholders equity) and reclassified into earnings when the hedged sales transactions affect earnings. Gains and losses associated with hedge ineffectiveness and nonhedge derivatives are recognized in current earnings as a component of revenues. Nonhedge derivative losses represent net realized and unrealized gains and losses related to crude oil and natural gas derivative instruments that have not been designated as hedges or that do not qualify for hedge accounting treatment.

In the first quarter of 2006, we recognized a loss of $274 million associated with derivatives designated as hedges of future oil and gas sales compared to a loss of $26 million in 2005. The loss in 2006 was due to significantly higher oil and natural gas prices and a greater percentage of hedged production as compared to 2005. In addition, we recognized a gain due to hedge ineffectiveness of $30 million in 2006 (reducing hedge ineffectiveness losses measured at December 31, 2005) primarily as a result of narrowing natural gas basis differentials between NYMEX forward prices and expected future physical sales prices.

Effective March 1, 2006, we elected to discontinue hedge accounting for our crude oil and natural gas derivatives, because a large portion of our natural gas derivatives no longer qualified for hedge accounting, and to increase clarity in our financial statements. Consequently, from that date forward, the company is recognizing mark-to-market gains and losses on all its oil and gas derivatives in earnings, rather than deferring such amounts in accumulated other comprehensive income. A pretax loss of $1.1 billion (or $708 million after tax) deferred in accumulated other comprehensive income at March 31, 2006 will be reported in future earnings through 2007 as the original hedged oil and gas sales occur. This change in reporting has no impact on the company’s reported cash flows, although future results of operations will be affected by mark-to-market gains and losses which fluctuate with volatile oil and gas prices.

During the first quarter of 2006, we recognized a mark-to-market gain of $130 million associated with nonhedge derivatives, primarily due to declining natural gas prices since year-end of 2005.

Gas Marketing Activities - Kerr-McGee purchases third-party natural gas for aggregation and sale with the company’s own production in the Rocky Mountain area. In addition, we have transportation capacity to markets in the Midwest to facilitate sale of natural gas outside the immediate vicinity of our Rocky Mountain production.

Marketing revenue was $213 million in the first quarter of 2006, an increase of $81 million over 2005. The increase was the result of higher purchase and resale of third-party natural gas in the Rocky Mountain area and higher natural gas sales prices. Gas purchase costs (including transportation) increased $84 million in the first quarter of 2006 compared with 2005, more than offsetting the increase in revenues. Third-party marketing volumes (MMBtu/day) were 324,000 and 257,000 in the first quarter 2006 and 2005, respectively.

Processing, Gathering and Other Revenues - Other revenues include gas processing plant and gathering system revenues primarily onshore in the U.S. Processing, gathering and other revenues totaled $22 million in the 2006 first quarter, an increase of $3 million over 2005, resulting primarily from higher gas processing revenues from the company’s nonoperated ownership interest in a Wattenberg field gas plant driven by higher U.S. commodity prices.

Operating Expenses

Lease Operating Costs - Lease operating costs totaled $131 million in the first quarter of 2006, $23 million higher than 2005, due in part to increased stock-based compensation expense of $10 million compared to 2005. In addition, the company incurred $10 million of higher costs for property insurance and hurricane-related repairs in the first quarter of 2006. Employee-related costs also increased in the first quarter of 2006, primarily associated with employee retention programs and retirement benefits.  On a per unit basis, 2006 lease operating costs increased to $5.58 per barrel of oil equivalent (boe) from $4.18 per boe in the first quarter 2005.

Production and Ad Valorem Taxes - Production and ad valorem taxes are comprised primarily of production-based severance and ad valorem taxes associated with properties located onshore and in state waters in the U.S. These taxes, which are usually based on a percentage of oil and gas sales revenues, were relatively unchanged in the first quarter 2006 compared to 2005. Higher commodity prices caused production taxes to increase, offset by the impact of lower ad valorem tax rates for the company's Colorado properties and severance tax credits realized in 2006.

In late March 2006, the Ministry of Finance in China announced the creation of a “special profits charge” applicable to petroleum revenues that assesses a progressive levy whenever oil prices exceed $40 per barrel. Because the levy is new and certain administrative matters have not been finalized by the Chinese authorities, we are uncertain of the exact ramifications to Kerr-McGee, including whether stabilization clauses under our petroleum contracts may reduce the impact of the levy. Even so, beginning in April, we started recognizing production and ad valorem tax expense based on the guidelines as issued by the authorities. Based on March 2006 forward oil prices, the levy would amount to approximately $20-25 million of additional pretax expense for the remainder of 2006.

General and Administrative Expense - General and administrative expense of $74 million for the first quarter of 2006 was $21 million higher than 2005 primarily driven by higher stock-based compensation expense of $15 million. In addition, general and administrative expenses increased due to costs associated with the company's employee retention program ($2 million), as well as higher expense associated with certain employee benefit plans of $4 million.

Exploration Expense - The following table presents components of exploration expense for the first quarter of 2006 and 2005:
	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Exploration costs (1)	$14	$10
Geological and geophysical costs	12	15
Dry hole expense	15	16
Amortization of undeveloped leases	11	15
Sales of unproved properties	-	(1)
Total exploration expense	$52	$55

(1) Exploration costs includes delay rentals, cost of retaining and carrying unproved properties and exploration department overhead.

In the first quarter of 2006, total exploration expense was $52 million, a decrease of $3 million compared to 2005. Contributing to the decrease was lower amortization of undeveloped leases due to the pending sale of Gulf of Mexico shelf properties. In addition, the company incurred lower geological and geophysical costs in Brazil and the deepwater Gulf of Mexico during the first quarter of 2006 compared to 2005. These declines were partially offset by an increase in exploration overhead in 2006 related to stock-based compensation cost ($3 million).

Capitalized exploratory well costs associated with ongoing exploration and/or appraisal activities may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered or that future appraisal drilling or development activities are not likely to occur. At March 31, 2006, the company had capitalized costs of approximately $276 million associated with ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Alaska and Brazil ($37 million of which is associated with the properties included in the pending Gulf of Mexico shelf sale).

Gas Gathering, Processing and Other Expenses - Gas gathering, gas processing and other expenses of $34 million increased by $6 million in the first quarter of 2006 compared to 2005. The increase is primarily due to higher gas processing costs associated with the company’s nonoperated ownership interest in a Wattenberg field gas plant.

Depreciation, Depletion and Amortization (DD&A) - DD&A expense associated with continuing operations for the first quarter of 2006 and 2005 is summarized below:
	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Oil and gas properties	$179	$213
Other property, plant and equipment (1)	10	10
Total	$189	$223

DD&A rate per boe - oil and gas properties	$7.64	$8.23

(1)	Represents depreciation of the company's gas gathering and pipeline assets, primarily in Colorado and Utah, as well as general corporate equipment and facilities.

Unit-of-production DD&A expense associated with oil and gas properties of $179 million for the first quarter of 2006 decreased $34 million from 2005, primarily due to discontinuing expense recognition on properties held for sale in the Gulf of Mexico shelf ($44 million). Also contributing to the decrease was the divestiture of certain U.S. onshore properties late in 2005 ($8 million) and lower sales from China’s CFD 11-1 and CFD 11-2 fields ($3 million). These decreases were partially offset by higher DD&A expense in the Rocky Mountains driven by higher production ($8 million), higher DD&A rates in the Gulf of Mexico ($7 million) and new production from the Ticonderoga field in the Gulf of Mexico ($3 million). Excluding production associated with held-for-sale properties, first-quarter 2006 DD&A rate would have been approximately $8.40 per boe.

Accretion Expense - Accretion expense totaled $3 million in the first quarter of 2006 compared to $6 million in 2005. The decrease is primarily attributed to Gulf of Mexico shelf asset retirement obligations classified as held for sale in the first quarter of 2006 with no further accretion expense recognition.

Asset Impairments and Gain (Loss) on Sales of Assets - Kerr-McGee records impairment losses when performance analysis and other factors indicate that expected future net cash flows from an oil and gas property will not be sufficient to recover its carrying amount. In general terms, such write-downs most often occur on mature properties that are nearing the end of their productive lives or cease production sooner than anticipated. The company did not incur any impairment losses in the first quarter of 2006. Asset impairment losses of $4 million in 2005 were related to U.S. Gulf of Mexico shelf properties.

The company recognized a net gain on sales of oil and gas properties in the first quarter of 2006 of $4 million associated with final closing transactions on properties sold under the company’s U.S. onshore divestiture program initiated in 2005. The company recognized a net gain on sales of oil and gas properties of $22 million in the first quarter of 2005, primarily associated with exchanging the company's interests in the Arkoma basin of southeast Oklahoma for a 37.5% interest in the deepwater Gulf of Mexico Blind Faith field and $22 million in cash.

Interest Expense and Loss on Early Repayment and Modification of Debt - Interest expense from continuing operations for the three-month periods ended March 31, 2006 and 2005 was $41 million and $60 million, respectively. The decrease of $19 million is primarily a result of lower average outstanding debt in 2006 as compared to 2005.

In February 2006, the company redeemed its 7% debentures due 2011 with a face value of $250 million using cash on hand. In connection with the early redemption, a pretax loss of $69 million was recognized, representing a write-off of unamortized discount on the debentures. In addition, in connection with the termination of our $1.25 billion five-year secured revolving credit facility in January 2006, $12 million of unamortized debt issuance costs were written off.

Provision for Income Taxes - Income tax provision in the first quarter of 2006 increased primarily as a result of higher pretax income from continuing operations. During the three months ended March 31, 2006 and 2005, our effective tax rates for continuing operations were 36% and 35%, respectively.

Income (Loss) from Discontinued Operations - Loss from discontinued operations of $23 million for the first quarter of 2006 includes Kerr-McGee's share of net earnings of Tronox of $13 million and an after-tax charge of $36 million associated with the seven-year environmental cost reimbursement obligation discussed under Tronox Separation below. For the first quarter of 2005, income from discontinued operations of $112 million consisted of earnings of $105 million and $7 million, respectively, from our North Sea oil and gas business that was sold in November 2005 and Tronox.

Tronox Separation

As discussed under Overview and Recent Developments, on March 30, 2006, Kerr-McGee completed the Distribution of its remaining 57% equity interest in Tronox, which resulted in holders of Kerr-McGee common stock as of March 20, 2006 receiving a dividend of .20164 of a share of Tronox Class B common stock for each share of Kerr-McGee common stock they owned. Stockholders entitled to fractional shares of Tronox Class B common stock received cash in lieu of fractional shares.

Under the terms of the Master Separation Agreement entered into between Kerr-McGee and Tronox in connection with the initial public offering, Kerr-McGee agreed to reimburse Tronox for 50% of certain qualifying environmental remediation costs incurred and paid by Tronox and its subsidiaries before November 28, 2012, subject to certain limitations and conditions. The seven-year reimbursement obligation is limited to a maximum aggregate reimbursement of $100 million. In connection with the Distribution, Kerr-McGee recognized a fair-value-based liability of $56 million associated with this reimbursement obligation, with the associated charge reflected as a component of loss from discontinued operations. Management does not expect this guarantee to result in material cash expenditures in the near term.

Financial Condition and Liquidity

The following table provides certain information useful in the analysis of the company's financial condition:

	March 31,	December 31,
(Millions of dollars)	2006	2005

Current ratio (1)	0.5 to 1	0.8 to 1
Cash and cash equivalents	$83	$1,053
Debt repayment obligations due within one year (2)	306	306
Unused capacity under revolving lines of credit (3)	1,185	1,184
Total debt, including $550 million of Tronox debt at December 31, 2005	2,401	3,133
Stockholders’ equity and minority interest (4)	$4,195	$4,327
Debt to total capitalization (4)	36%	42%

(1)	Represents a ratio of current assets to current liabilities.

(2)	Represents principal amount of Kerr-McGee debt maturing within one year from the respective balance sheet date.

(3)
Reflects partial utilization to support outstanding letters of credit. No revolving borrowings were outstanding at December 31, 2005 or March 31, 2006. The $1.25 billion unsecured revolving credit facility currently in effect terminates in January 2011.

(4)	Capitalization is determined as total debt plus total stockholders’ equity and, as of December 31, 2005, minority stockholders’ interest in net assets of Tronox of $212 million.

Sources of Liquidity - Our liquidity is derived from both internal and external sources. During the first quarter of 2006, we satisfied our liquidity needs primarily with cash on hand, net cash provided by operating activities and borrowings under our $1.25 billion revolving credit facility (none of which were outstanding at quarter-end). In the short- and long-term we expect the same sources of liquidity to be available to us. Additionally, the company has a total of $1 billion of debt securities, common or preferred stock, or warrants available to issue or sell under our shelf registration with the Securities and Exchange Commission (SEC), which was last updated in February 2002. Debt and equity transactions may be utilized for acquisition opportunities.

Based on the company's forecast of cash flows and liquidity, the company believes that it has and will continue to have the financial resources and liquidity to meet future cash requirements. Included in that forecast are expected proceeds from the sale of our Gulf of Mexico shelf oil and gas properties that is expected to close late in the second quarter or early third quarter of 2006, yielding net proceeds of approximately $1.1 billion based on estimates as of March 2006.

Working Capital Position - As of March 31, 2006, the company had negative working capital of $1.2 billion; however, this is not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Our working capital position is affected by current assets and liabilities associated with our financial derivatives. As of March 31, 2006, the company had recorded $843 million of net current derivative liabilities for contracts that will effectively adjust the cash flows to be realized upon the sale of our future oil and gas production. Because those sales have not yet occurred, the associated accounts receivable are not yet reflected in our Condensed Consolidated Balance Sheet, while derivative assets and liabilities are reflected in the Condensed Consolidated Balance Sheet at their estimated fair values. Because of the high degree of volatility in oil and natural gas commodity markets and increased volume of outstanding commodity derivative contracts, our working capital position will be continually affected by changes in the fair value of derivative instruments.

Debt to Total Capitalization - Since December 31, 2005, the percentage of debt to total capitalization decreased from 42% to 36%. Significant 2006 transactions affecting our capital structure and the level of leverage are summarized below:

	Increase (Decrease) in
(Millions of dollars)	Total Debt	Total Equity
Early redemption of $250 million 7% debentures (1)	$(181)	$(45)
Tronox Distribution (2)	(550)	(259)
Repurchases of common stock (3)	-	(350)

(1)	The decrease in equity represents the after-tax loss on early redemption of the debentures that resulted from writing off unamortized discount of $69 million.

(2)	The Distribution reduced retained earnings by $238 million and accumulated other comprehensive income by $21 million.

(3)	Represents open-market purchases of Kerr-McGee stock under the $1 billion stock repurchase program authorized by our Board of Directors in January 2006.

Credit Ratings - In rating the company’s debt, rating agencies consider our financial and operating risk profile by analyzing our debt levels, growth profile, cost structure, oil and gas reserve replacement ratios, capital expenditure requirements, contingencies, dividend policy and any other factors they deem relevant that could potentially impact our ability to service debt. On May 1, 2006, our credit rating was upgraded by Moody’s Investor Services to Ba2. The following table provides a summary of our senior unsecured debt ratings by selected rating agencies as of December 31, 2005, and subsequent to the 2006 upgrade:

	December 31, 2005	May 9, 2006
Standard & Poor’s	BB+	BB+
Moody’s Investors Service	Ba3	Ba2

Credit Facilities and Debt Covenants - In January 2006, Kerr-McGee closed on a $1.25 billion unsecured revolving credit agreement. The facility is available to provide support for commercial paper and for general corporate purposes. Interest on amounts borrowed under the credit agreement is payable, at the company’s election, at an alternate base rate (ABR) or a Eurodollar rate, in each case as defined in the credit agreement. The margin applicable to Eurodollar borrowings may vary from 50 to 150 basis points depending on Kerr-McGee’s credit rating. As a result of the May 2006 upgrade discussed above, the margin applicable to Eurodollar borrowings under the company’s revolving credit agreement will decrease from 125 basis points to 100 basis points on future borrowings.

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

Compliance with the covenants under the $1.25 billion revolving credit agreement entered into in January 2006 will be determined starting with the first quarter of 2006. The company expects to be in compliance with such covenants.

Property Insurance Coverage - Significant claim losses were experienced during 2005 by the insurance industry as a result of hurricane damage sustained in the Gulf of Mexico region. As a result, the amount of insurance capacity available for windstorm perils in Gulf of Mexico and surrounding areas is expected to be significantly reduced during the 2006 windstorm season and available only at higher premium rates.

While exploration and production industry losses during the 2004 and 2005 windstorm seasons have been significant, Kerr-McGee has experienced minimal physical damage to its Gulf of Mexico assets as a result of Hurricanes Ivan, Katrina and Rita, with total net losses after expected insurance reimbursements of approximately $19 million for exploration and production asset physical damage. While Kerr-McGee did not sustain material property damage losses during the 2004 and 2005 windstorm seasons, we do have concentrated property values as well as concentrated production volumes in the Gulf of Mexico. We maintain insurance against certain losses or liabilities at amounts that management believes to be prudent. However, given current insurance market conditions, it is likely that companies with Gulf of Mexico exposure, including Kerr-McGee, will retain more risk with respect to physical damage and business interruption losses during the 2006 windstorm season than in the prior year.

Cash Flows

The following summarizes selected cash flow information for the first quarter of 2006 and 2005. Unless indicated otherwise, discussion of cash flows reflects the company’s continuing and discontinued operations. Cash flows associated with discontinued operations relate to Tronox and our former North Sea oil and gas business that was sold in November 2005.

	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005
Net cash provided by operating activities	$135	$797
Net cash used in investing activities	(445)	(397)
Net cash used in financing activities	(657)	(276)

Operating Activities - The $662 million decrease in cash flows from operating activities in the first quarter of 2006 compared to 2005 is largely attributable to the North Sea oil and gas business which contributed approximately $250 million to operating cash flow (before working capital changes) in 2005 and none in 2006. In addition, we paid 2005 income taxes of $360 million of 2005 income taxes in the first quarter of 2006, an amount that reflects a substantial U.S. taxable gain from the sale of our North Sea business.

Investing Activities - Net cash used in investing activities during the first quarter of 2006 and 2005 is summarized below:

	Three Months Ended March 31,
(Millions of dollars)	2006	2005

Capital expenditures -
Exploration and production (including dry hole costs) -
Continuing operations	$(451)	$(358)
Discontinued operations	-	(26)
Tronox	(22)	(11)
Corporate and other	(3)	(3)
Total capital expenditures	(476)	(398)
Proceeds from sales of assets	8	31
Other investing activities	23	(30)
Net cash used in investing activities	$(445)	$(397)

Capital expenditures associated with continuing operations increased by 26% in 2006 to $451 million as compared to 2005. The increase from 2005 is primarily attributable to increased funding for exploitation-type development activity in the U.S. onshore areas, heavily weighted toward accelerated development of the Natural Buttes and Wattenberg fields, and increased exploration activity in the deepwater Gulf of Mexico with several high-cost exploration wells in progress during the first quarter of 2006. This increase was offset somewhat by reduced exploration activities in Alaska and Brazil in 2006 as compared to the first quarter of 2005.

In May 2006, management and the Board approved a $170 million expansion of our 2006 capital program to accelerate drilling activities in the U.S. onshore area and fund infrastructure expansions in the Uinta Basin of eastern Utah.  Approximately $85 million has been allocated development drilling of our resource plays in the Natural Buttes and Wattenberg fields, with another $50 million dedicated to upgrading our processing and gathering capabilities in the Uinta Basin, in the vicinity of the Natural Buttes field.  The remainder relates to additional drilling activities in South Texas.  Our U.S. onshore program expansion is expected to increase near- and long-term production at competitive finding, development and acquisition costs.  In addition, $80 million was approved for ongoing exploration and development projects in the deepwater Gulf of Mexico, including appraisal work on the recent natural gas discovery at our Claymore prospect.

Other investing cash flows in 2006 includes a $25 million deposit received from W&T in connection with our pending sale of certain Gulf of Mexico shelf properties.

Financing Activities -Net cash used in financing activities increased to $657 million in 2006 compared to $276 million in 2005 primarily due to the 2006 redemption of our 7% deep-discount debentures for $250 million using cash on hand and treasury stock repurchases of $350 million under the company's $1 billion stock repurchase plan (as compared to $250 million in 2005). In addition, proceeds from exercises of employee stock options declined by $103 million in 2006. The pro rata distribution of Tronox shares in March 2006 reduced our cash balances by $57 million as a result of the separation. Offsetting these reductions in cash balances were lower payments for dividends due to a change in dividend policy in 2005 ($62 million) and lower cash settlements associated with derivatives acquired in the Westport Resources merger ($22 million).

New/Revised Accounting Standards

Effective January 1, 2006, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (FAS No. 123(R)). In the first quarter of 2006, we recognized stock-based compensation expense associated with continuing operations of $41 million, $19 million higher than we would have recognized had the standard not been adopted. We expect that reported stock-based compensation cost in future periods will continue to be higher than in comparable historical periods. The company currently estimates that for the year ending December 31, 2006, stock-based compensation expense associated with continuing operations will range between $77 million and $83 million, or $31 million to $37 million higher than in 2005. Additional information regarding our adoption of FAS No. 123(R) and stock-based compensation expense recognized in the first quarter of 2006 is provided in Notes 1 and 9 to the Condensed Consolidated Financial Statements included in Part I of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to a variety of market risks, including credit risk, changes in oil and gas commodity prices, foreign currency exchange rates and interest rates. We address these risks through a controlled program of risk management that includes the use of insurance and derivative financial instruments. In addition to information included in this section, see Note 5 to the Condensed Consolidated Financial Statements included in Item 1, Part I of this Form 10-Q for a discussion of the company’s derivatives and hedging activities.

Commodity Price Risk

The company is exposed to market risk fluctuations in crude oil and natural gas prices. To increase the predictability of cash flows and support capital expenditure plans, Kerr-McGee periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of the company’s oil and gas production in the future. At March 31, 2006, the following commodity-related derivatives were outstanding:

	April - December 2006			2007
	Average Contract Price ($/Barrel)	Average Daily Volume (Barrels)		Average Contract Price ($/Barrel)	Average Daily Volume (Barrels)
Crude Oil (WTI) -
Fixed price swaps	$53.13	20,345		$51.44	27,250

Costless collars	$27.00 - $30.58	19,000	(a)	-	-
	$45.00 - $65.62	20,345		$45.00 - $61.42	18,000

Three-way collars	$25.00 - $28.65	2,000	(b)	-	-
Three-way average floor	$20.88
		61,690			45,250

	($/MMBtu)	(MMBtu)		($/MMBtu)	(MMBtu)
Natural Gas (NYMEX) -
Fixed price swaps	$7.54	196,000		$7.03	265,000

Costless collars	$4.75 - $ 5.50	340,000	(a)	-	-
	$6.00 - $10.80	197,000		$6.00 - $9.03	265,000

Three-way collars	$4.00 - $ 6.00	20,000	(b)	-	-
Three-way average floor	$3.04
		753,000			530,000

Basis Swaps vs. NYMEX -
CIG (1)	$1.49	163,400		$0.95	35,425
NWPL (2)	$1.43	138,382		$1.05	34,123
		301,782			69,548

(a)	Placed by Kerr-McGee in connection with the Westport Resources marger in June 2004.
(b)	Acquired in the Westport merger.

(1)	Colorado Interstate Gas pipeline index.
(2)	Northwest Pipeline Rocky Mountain index.

The fair value of the company’s oil and gas commodity derivative instruments is determined based on prices actively quoted, generally NYMEX prices.

Effective March 1, 2006, we elected to discontinue hedge accounting for our crude oil and natural gas derivatives. Refer to discussion under Results of Operations - Revenues - Gains (Losses) Associated with Commodity Derivatives for additional information about this change in the company's accounting policy.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There was no change in the company's internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected or is reasonably likely to materially affect the company’s internal control over financial reporting.

Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the divestiture of certain oil and gas properties, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions, trade and regulatory matters, general economic conditions, and other factors and risks identified in the Risk Factors section of the company's latest Annual Report on Form 10-K and other SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A.
On December 28, 2005, an affiliate of the company, Kerr-McGee Oil & Gas Onshore LP (formerly known as Westport Oil and Gas Company L.P.), received a letter from the Environmental Protection Agency (EPA) alleging that the affiliate violated the Clean Water Act when it constructed well pads and associated roads and pipelines in a wetland adjacent to the Hams Fork River in Wyoming without obtaining necessary permits. Kerr-McGee Oil & Gas Onshore LP has submitted to EPA a plan to restore wetlands to the area, which is currently under review. No formal demand has been made by EPA.

B.
Kerr-McGee Rocky Mountain Corporation (KM Rocky Mountain), an affiliate of the company, received notices of violation (NOVs) from the Colorado Department of Public Health and Environment (CDPHE) on June 21, 2005, and November 4, 2005.  The NOVs allege that, with respect to certain production operations in Colorado, the affiliate exceeded allowable air emissions under the Clean Air Act.  KM Rocky Mountain recently was informed that the CDPHE intends to address these matters collectively, including any related penalties, which could result in penalties in excess of $100,000.  However, no formal demand has been made of KM Rocky Mountain.  The affiliate intends to vigorously defend against the NOVs.  It currently is discussing the allegations and possible resolutions with CDPHE.

C.
For a discussion of other legal proceedings and contingencies, reference is made to Note 13 to the Condensed Consolidated Financial Statements included in Item 1 of this quarterly report on Form 10-Q, which is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases Of Equity Securities

The following table summarizes the company’s repurchases of equity securities registered under Section 12 of the Securities Exchange Act of 1934 that occurred in the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

January 1-31, 2006	1,756,963	$106.26	1,615,800
February 1-28, 2006	1,484,615	102.33	1,474,000
March 1-31, 2006	362,673	86.82	275,900	$650,000,000
Total	3,604,251	$102.69	3,365,700

(a)    Includes 26,700 shares purchased in the open market for the matching contributions to the Kerr-McGee Corporation Savings Investment Plan, 211,851 shares delivered to the company by employees in satisfaction of withholding taxes and upon forfeiture of restricted shares, and 3.4 million shares purchased in connection with the $1 billion stock repurchase program discussed below.

(b)    On January 10, 2006, the company’s Board of Directors approved a $1 billion stock repurchase program.  The company repurchased 3.4 million shares of common stock in the first quarter of 2006 under this program.  By May 9, 2006, an additional 54,000 shares of common stock were repurchased at an aggregate cost of approximately $6 million.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2006, the Audit Committee of the Board of Directors of the company approved non-audit tax consulting services to be performed by Ernst & Young LLP, the company's independent registered public accounting firm.

Item 6. Exhibits.

Exhibit No.

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

KERR-McGEE CORPORATION

Date: May 10, 2006	By:	/s/ John M. Rauh
John M. Rauh
Vice President and Controller
and Chief Accounting Officer