Form 10-Q
period 2006-06-30
KERR MCGEE CORP /DE
filed 2006-08-04
CIK 1141185

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Yes ☐   No ☒

Number of shares of common stock, $1.00 par value, outstanding as of July 31, 2006: 227,404,381.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars, except per-share amounts)	2006	2005	2006	2005

Revenues
Oil and gas sales	$1,227	$1,108	$2,406	$2,114
Loss on commodity derivatives	(130)	(82)	(244)	(168)
Gas marketing revenues	147	138	360	270
Other revenues	23	19	45	38
Total Revenues	1,267	1,183	2,567	2,254

Operating Expenses
Lease operating costs	128	115	259	223
Production and ad valorem taxes	43	34	74	64
Transportation expense	25	24	48	47
General and administrative expense	60	62	134	115
Merger-related costs	8	-	8	-
Exploration expense	106	116	158	171
Gas gathering, processing and other expenses	27	26	61	54
Gas marketing costs	145	139	359	269
Depreciation, depletion and amortization	194	220	383	443
Accretion expense	4	5	7	11
Provision for environmental remediation costs	3	2	3	2
Asset impairments	-	-	-	4
Gain on sales of oil and gas properties	(1)	(25)	(5)	(47)
Total Operating Expenses	742	718	1,489	1,356

Operating Income	525	465	1,078	898

Interest expense	(49)	(58)	(90)	(118)
Loss on early repayment and modification of debt	-	-	(81)	-
Other income (expense)	(3)	(4)	(6)	(6)

Income from Continuing Operations before Income Taxes	473	403	901	774
Provision for income taxes	(167)	(147)	(319)	(275)

Income from Continuing Operations	306	256	582	499
Income (loss) from discontinued operations, net of taxes	(1)	114	(24)	226
Cumulative effect of change in accounting principle, net of taxes	-	-	2	-

Net Income	$305	$370	$560	$725

Income (Loss) per Common Share
Basic -
Continuing operations	$1.36	$.91	$2.57	$1.69
Discontinued operations	(.01)	.40	(.11)	.76
Cumulative effect of change in accounting principle	-	-	.01	-
Net income	$1.35	$1.31	$2.47	$2.45

Diluted -
Continuing operations	$1.33	$.90	$2.53	$1.65
Discontinued operations	-	.40	(.11)	.74
Cumulative effect of change in accounting principle	-	-	.01	-
Net income	$1.33	$1.30	$2.43	$2.39

Dividends Declared per Common Share	$.03125	$.025	$.05625	$.25

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(Millions of dollars)	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$156	$1,053
Accounts receivable	751	753
Derivatives and other current assets	204	205
Deferred income taxes	380	547
Assets held for sale and Tronox assets	24	691
Total Current Assets	1,515	3,249

Property, Plant and Equipment	12,091	13,629
Less reserves for depreciation, depletion and amortization	(3,874)	(5,194)
	8,217	8,435

Investments, Derivatives and Other Assets	321	427
Goodwill and Other Intangible Assets	1,175	1,179
Assets Held for Sale and Tronox Assets	710	986

Total Assets	$11,938	$14,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$398	$425
Long-term debt due within one year	309	306
Income taxes payable	53	429
Commodity derivative liabilities	877	1,506
Accrued liabilities	831	846
Liabilities associated with assets held for sale and Tronox	25	419
Total Current Liabilities	2,493	3,931

Long-Term Debt	2,097	2,277

Noncurrent Liabilities
Deferred income taxes	1,620	1,445
Asset retirement obligations	212	310
Commodity derivative liabilities	323	658
Other	451	471
Liabilities associated with assets held for sale and Tronox	126	1,069
Total Noncurrent Liabilities	2,732	3,953

Contingencies and Commitments (Notes 13 and 14)

Stockholders' Equity
Common stock, par value $1 - 500,000,000 shares authorized,
234,412,964 and 232,231,760 shares issued at June 30, 2006
and December 31, 2005, respectively	234	120
Capital in excess of par value	3,654	3,702
Preferred stock purchase rights	1	1
Retained earnings	2,006	1,704
Accumulated other comprehensive loss	(621)	(1,079)
Common stock in treasury, at cost - 7,105,344 and 3,456,918 shares
at June 30, 2006 and December 31, 2005, respectively	(635)	(266)
Deferred compensation cost	(23)	(67)
Total Stockholders' Equity	4,616	4,115

Total Liabilities and Stockholders’ Equity	$11,938	$14,276

The company followed the "successful efforts" method of accounting for oil and gas exploration and production activities in preparing these consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(Millions of dollars)	2006	2005

Cash Flows from Operating Activities
Net income	$560	$725
Adjustments to reconcile net income to net cash
provided by operating activities -
Depreciation, depletion and amortization	430	650
Deferred income taxes	107	265
Dry hole expense	73	91
Asset impairments	-	5
Gain on sale of assets	(5)	(46)
Accretion expense	7	17
Loss on early repayment and modification of debt	81	-
Provision for Tronox guarantee	56	-
Other noncash items affecting net income	(25)	146
Changes in assets and liabilities	(574)	(275)
Net Cash Provided by Operating Activities	710	1,578

Cash Flows from Investing Activities
Capital expenditures	(925)	(808)
Dry hole costs	(40)	(75)
Proceeds from sales of assets	11	63
Other investing activities	15	(21)
Net Cash Used in Investing Activities	(939)	(841)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of stock options	43	159
Purchases of treasury stock	(369)	(250)
Shares repurchased under the tender offer	-	(3,975)
Repayment of debt	(250)	(392)
Proceeds from borrowings	-	4,250
Dividends paid	(11)	(142)
Settlement of Westport derivatives	(30)	(80)
Tronox Distribution (1)	(57)	-
Other financing activities	9	(58)
Net Cash Used in Financing Activities	(665)	(488)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	(897)	248
Cash and Cash Equivalents at Beginning of Year	1,053	76
Cash and Cash Equivalents at End of Period	$156	$324

(1)	Represents Tronox’s cash balance deconsolidated upon the Distribution. See Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
AND STOCKHOLDERS’ EQUITY
(UNAUDITED)

(Millions of dollars)	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation and Other	Total Stockholders' Equity
Balance at December 31, 2004	$152	$4,205	$1,102	$(79)	$(8)	$(54)	$5,318
Comprehensive Income (Loss):
Net income	-	-	725	-	-	-	725
Other comprehensive loss	-	-	-	(562)	-	-	(562)
Comprehensive income							163
Stock issued upon conversion of debt	10	583	-	-	-	-	593
Purchases of treasury stock	-	-	-	-	(250)	-	(250)
Shares repurchased and retired	(47)	(1,410)	(2,517)	-	-	(1)	(3,975)
Stock option exercises	3	156	-	-	-	-	159
Restricted stock activity	1	25	-	-	(3)	(13)	10
ESOP deferred compensation	-	-	-	-	-	3	3
Tax benefit from stock-based awards	-	21	-	-	-	-	21
Dividends declared ($.25 per share)	-	-	(80)	-	-	-	(80)
Balance at June 30, 2005	$119	$3,580	$(770)	$(641)	$(261)	$(65)	$1,962

Balance at December 31, 2005	$120	$3,702	$1,704	$(1,079)	$(266)	$(66)	$4,115
Comprehensive Income:
Net income	-	-	560	-	-	-	560
Other comprehensive income	-	-	-	458	-	-	458
Comprehensive income							1,018
Adoption of FAS No. 123(R)	-	(42)	-	-	-	42	-
Purchases of treasury stock	-	-	-	-	(369)	-	(369)
Stock option exercises	1	42	-	-	-	-	43
Amortization of options and restricted
stock cost, net of forfeitures	-	43	-	-	-	-	43
ESOP deferred compensation and other	-	-	(1)	-	-	2	1
Tax benefit from stock-based awards	-	22	-	-	-	-	22
Dividends declared ($.05625 per share)	-	-	(13)	-	-	-	(13)
Tronox Distribution (Note 2)	-	-	(244)	-	-	-	(244)
Two-for-one stock split	113	(113)	-	-	-	-	-
Balance at June 30, 2006	$234	$3,654	$2,006	$(621)	$(635)	$(22)	$4,616

The accompanying notes are an integral part of these consolidated financial statements.

KERR-McGEE CORPORATION AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Pending Merger

On June 22, 2006, Kerr-McGee and Anadarko Petroleum Corporation (Anadarko) entered into a definitive agreement which provides for the company’s merger with a subsidiary of Anadarko. Under the terms of the agreement, each outstanding share of Kerr-McGee Corporation common stock will be converted into the right to receive $70.50 in cash, without interest, subject to increase at the rate of $.01255 per day for each day after August 10, 2006 that the merger has not been completed, but not exceeding $71.0271 per share. The transaction, which is subject to approval by Kerr-McGee’s stockholders and customary terms and conditions, is expected to close during the third quarter of 2006. A special meeting of stockholders to vote on the proposed merger is to be held on August 10, 2006. Following completion of the merger, the company will become a wholly-owned subsidiary of Anadarko. Note 9 describes the anticipated effect of the merger on stock-based awards issued under the company’s long-term incentive plans and outstanding at the merger date.

Other Recent Developments

•
On May 9, 2006, the company’s Board of Directors (the Board) authorized a two-for-one split of Kerr-McGee’s outstanding common stock. The stock split was accomplished through a stock dividend issued on June 14, 2006 to stockholders of record at the close of business on June 2, 2006. Stock held in treasury was not split. Unless otherwise indicated, common shares outstanding and per-share amounts in the accompanying condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect the stock split. The par value of Kerr-McGee’s common stock remains $1 per share.

•
The Board approved a 25% increase in the company's quarterly dividend effective with the dividend paid on July 3, 2006. On a post-split basis, the quarterly dividend increased from $.025 to $.03125 per share.

•
In January 2006, the company entered into an agreement to sell its interests in certain Gulf of Mexico shelf oil and natural gas properties to W&T Offshore, Inc. (W&T) for approximately $1.34 billion in cash, subject to certain adjustments. The transaction, which has an effective date of October 1, 2005 and is subject to customary closing conditions and regulatory approvals, is expected to close in the third quarter.

•
In January 2006, the Board approved a $1 billion stock repurchase program. During the first six months of 2006, approximately 3.4 million shares of stock (on a pre-split basis) were repurchased at an aggregate cost of $356 million.

•
In November 2005, Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee's chemical business, completed an initial public offering (IPO) of 17.5 million shares of Class A common stock, which reduced Kerr-McGee’s equity interest in Tronox to 57%. On March 30, 2006, Kerr-McGee completed a pro rata distribution to its stockholders in the form of a dividend of shares of Tronox Class B common stock it owned (the Distribution) and no longer has any ownership or voting interest in Tronox.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary to a fair statement of the results for the interim periods presented. Except for adjustments to reflect the stock split, the Distribution and reclassifications discussed below, such adjustments are normal and recurring in nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although the company believes that the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K.

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

Effective January 1, 2006, the company adopted the fair value recognition provisions of FAS No. 123 (Revised 2004), “Share-Based Payment” (FAS No. 123(R)), using the modified prospective transition method. Under this method, stock-based compensation cost recognized in income from continuing operations for the three and six months ended June 30, 2006 includes:

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

•	Compensation cost for performance units outstanding as of January 1, 2006 and granted subsequent to that date based on the change in their estimated fair value

Results for prior periods have not been retroactively adjusted for the adoption of FAS No. 123(R). The company recognized cumulative effect of adoption as an increase in net income of $2 million ($3 million on a pretax basis). This adjustment reflects a reduction in the performance units liability to its estimated fair value and the effect of the change in the company’s accounting policy for forfeitures. FAS No. 123(R) requires that compensation cost be recognized only for awards for which the requisite service is expected to be rendered, using an estimated forfeiture rate. Prior to January 1, 2006, the company accounted for forfeitures as they occurred.

The following table presents the increase (decrease) in reported earnings for the three- and six-month periods ended June 30, 2006 as a result of adopting FAS No. 123(R), as well as the change in classification of reported cash flows associated with excess tax benefits, as compared to results that would have been reported had the company continued to apply provisions of APB No. 25:

	Three Months Ended	Six Months Ended
(Millions of dollars, except per share amounts)	June 30, 2006	June 30, 2006

Increase (decrease) in:
Income from continuing operations before income taxes	$(4)	$(16)
Income from continuing operations	(3)	(11)
Net income	(3)	(9)
Earnings per share:
Basic	(.01)	(.04)
Diluted	(.01)	(.04)
Net cash provided by operating activities	(4)	(13)
Net cash used in financing activities	4	13

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 assuming stock-based compensation cost was determined using the fair-value-based method prescribed by FAS No. 123:

	Three Months Ended	Six Months Ended
(Millions of dollars, except per share amounts)	June 30, 2005	June 30, 2005

Net income, as reported	$370	$725
Add: stock-based employee compensation expense
included in reported net income, net of taxes	4	13
Deduct: stock-based compensation expense
determined using a fair-value method, net of taxes	(6)	(22)
Pro forma net income	$368	$716

Net income per share -
Basic -
As reported	$1.31	$2.45
Pro forma	1.31	2.42

Diluted -
As reported	$1.30	$2.39
Pro forma	1.29	2.36

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions the company has taken or expects to take on a tax return. The provisions of FIN 48 are effective in 2007 and will apply to all tax positions upon initial adoption. The company is currently evaluating the possible financial statement effects of adopting this new standard.

2.	Tronox Separation

In November 2005, Tronox, a former subsidiary that held Kerr-McGee's chemical business, completed an initial public offering (IPO) of 17.5 million shares of its Class A common stock. Following the IPO, Kerr-McGee continued to own 22.9 million shares of Tronox Class B common stock, representing approximately 57% of the equity interest and 89% of the total voting power of Tronox. On March 8, 2006, Kerr-McGee's Board of Directors approved a pro rata distribution to its stockholders of Tronox Class B common stock the company owned. The Distribution was completed on March 30, 2006 and resulted in holders of Kerr-McGee common stock as of March 20, 2006 receiving a dividend of .20164 of a share of Tronox Class B common stock for each share of Kerr-McGee common stock they owned (on a pre-split basis). Stockholders entitled to fractional shares of Tronox Class B common stock received cash in lieu of fractional shares. As a result of the Distribution, retained earnings and other comprehensive income were reduced by a total of $265 million, which represented the carrying amount of Kerr-McGee's investment in Tronox as of the Distribution date (including the effect of transferring additional assets from Kerr-McGee’s qualified retirement plan to the Tronox plan in May 2006 as discussed in Note 10).

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

3. Discontinued Operations and Assets Held for Sale

Discontinued Operations - The following tables summarize the components of income (loss) from discontinued operations for the periods presented:

	Three Months Ended June 30,
	2006	2005
		North Sea
		Oil and Gas
(Millions of dollars)	Tronox	Business		Tronox		Total

Revenues	$-	$311		$356		$667

Income (loss) from Discontinued Operations:
Income from operations	$(1)	$160	(1)	$16	(1)	$176
Income tax (expense) benefit	-	(55)		(7)		(62)
Income (loss) from discontinued operations, net of tax	$(1)	$105		$9		$114

	Six Months Ended June 30,
	2006	2005
		North Sea
		Oil and Gas
(Millions of dollars)	Tronox	Business		Tronox		Total

Revenues	$336	$623		$690		$1,313

Income (loss) from Discontinued Operations:
Income from operations	$34	$343	(1)	$22	(1)	$365
Provision for Tronox guarantee (2)	(56)	-		-		-
Pretax income (loss) from discontinued operations	(22)	343		22		365
Income tax (expense) benefit	7	(133)		(6)		(139)
Net income from operations allocable to minority interests	(9)	-		-		-
Income (loss) from discontinued operations, net of tax	$(24)	$210		$16		$226

(1)
Under the company’s $5.25 billion secured credit agreement which was in effect from May 2005 through January 9, 2006, the company was required to use 100% of the net after-tax cash proceeds from disposition of certain assets to repay debt. Because the North Sea oil and gas and Tronox assets were subject to this requirement, interest expense on debt that was required to be repaid upon the sale of the North Sea business and the Tronox IPO ($19 million and $5 million, respectively) is classified as a component of income from discontinued operations for the three and six months ended June 30, 2005 (or $15 million on an after-tax basis).

(2)	Additional information about the guarantee is provided in Note 2.

Assets and liabilities of Tronox are segregated as assets and liabilities of discontinued operations in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2005.

Assets Held for Sale - Assets held for sale at June 30, 2006 and associated liabilities consist of assets and liabilities associated with the company’s interests in certain Gulf of Mexico shelf oil and gas properties to be sold to W&T. The company expects to complete the sale in the third quarter.

4.	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 are presented in the following table and include amounts associated with discontinued operations. Components of accumulated other comprehensive income (loss) associated with Tronox were reclassified to retained earnings in connection with the Distribution.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Foreign currency translation -
Translation adjustments, net of minority interest of $2	$5	$(16)	$6	$(14)
Reclassification to retained earnings	-	-	(24)	-
Total foreign currency translation adjustments	5	(16)	(18)	(14)
Net gains (losses) on commodity derivatives -
Unrealized gains (losses), net of taxes of nil, $81, $(111) and $353	-	(139)	207	(623)
Reclassification of realized losses to net income, net of taxes of $(52), $(28), $(150) and $(43)	98	50	276	75
Reclassification to retained earnings	-	-	1	-
Total gains (losses) on commodity derivatives, net	98	(89)	484	(548)
Minimum pension liability -
Minimum pension liability adjustments, net of taxes of $5	-	-	(10)	-
Reclassification to retained earnings, net of taxes of $(1)	-	-	2	-
Total minimum pension liability adjustments	-	-	(8)	-
Other comprehensive income (loss)	$103	$(105)	$458	$(562)

Components of accumulated other comprehensive loss at June 30, 2006 and December 31, 2005, net of applicable tax effects, are as follows:

	June 30,	December 31,
(Millions of dollars)	2006	2005

Foreign currency translation adjustments	$17	$35
Unrealized loss on commodity derivatives	(611)	(1,095)
Minimum pension liability adjustments	(27)	(19)
	$(621)	$(1,079)

5.  Derivative Instruments

The company is exposed to risk from fluctuations in crude oil and natural gas prices, foreign currency exchange rates and interest rates. To reduce the impact of these risks on earnings and to increase the predictability of cash flows, the company enters into derivative contracts that are primarily comprised of swaps and collars for a portion of its future oil and gas production and interest rate swaps to hedge the fair value of its fixed-rate debt. Effects of interest rate swaps on the company's financial statements were not material for the periods presented.

The following tables summarize the balance sheet presentation of the company’s oil and gas commodity derivatives as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred
(Millions of dollars)	Asset	Asset	Liability	Liability	Loss in AOCI(1)

Oil and gas production-related derivatives	$98	$23	$(872)	$(322)	$(611)
Gas marketing-related derivatives	5	1	(5)	(1)	-
Total	$103	$24	$(877)	$(323)	$(611)

	As of December 31, 2005
	Derivative Fair Value
	Current	Long-Term	Current	Long-Term	Deferred
(Millions of dollars)	Asset	Asset	Liability	Liability	Loss in AOCI(1)

Oil and gas production-related derivatives	$101	$34	$(1,492)	$(658)	$(1,095)
Gas marketing-related derivatives	13	1	(14)	-	-
Total	$114	$35	$(1,506)	$(658)	$(1,095)

(1)	Amounts deferred in accumulated other comprehensive income (AOCI) are reflected net of taxes.

The following table summarizes components of gain (loss) on commodity derivative instruments associated with continuing operations for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Loss on hedge derivatives	$(150)	$(59)	$(424)	$(85)
Mark-to-market nonhedge derivative gain (loss)	20	12	150	(39)
Gain (loss) due to hedge ineffectiveness	-	(35)	30	(44)
	(130)	(82)	(244)	(168)
Gas marketing-related derivatives	-	2	-	4
Total	$(130)	$(80)	$(244)	$(164)

Discontinuation of Hedge Accounting - Beginning March 1, 2006, the company elected to discontinue hedge accounting for its commodity derivatives since a large portion of the company’s natural gas derivatives no longer qualified for hedge accounting and to increase clarity in its financial statements. Consequently, from that date forward, the company recognizes mark-to-market gains and losses on all of its oil and gas derivatives in earnings, rather than deferring such amounts in accumulated other comprehensive income. The net mark-to-market loss on outstanding derivatives at June 30, 2006 included in accumulated other comprehensive income will be reported in future earnings through 2007 as the original hedged oil and gas sales occur. The company expects to reclassify $463 million of the net after-tax derivative loss from accumulated other comprehensive income to earnings during the next 12 months.

6.	Exploratory Drilling Costs

At June 30, 2006, the company had capitalized exploratory drilling costs of approximately $234 million associated with ongoing exploration and/or appraisal activities primarily in the deepwater Gulf of Mexico, Alaska and Brazil (including $41 million associated with the Gulf of Mexico shelf properties to be sold to W&T). Such capitalized costs may be charged against earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered or that future appraisal drilling or development activities are not likely to occur.

7.	Debt

The following table summarizes changes in total debt for the six months ended June 30, 2006:

		Debt	Carrying
(Millions of dollars)	Principal	Discount	Amount

Balance at December 31, 2005 (1)	$3,232	$(99)	$3,133
Amortization of discount	-	3	3
Change in the fair value of hedged debt	-	1	1
Early redemption of 7% debentures due 2011	(250)	69	(181)
Tronox Distribution	(550)	-	(550)
Balance at June 30, 2006	$2,432	$(26)	$2,406

(1)	Includes $550 million of Tronox debt presented in the Condensed Consolidated Balance Sheet as liabilities associated with Tronox.

In February 2006, the company redeemed its 7% deep-discount debentures with a face value of $250 million using cash on hand. In connection with the early redemption, a pretax loss of $69 million, representing a write-off of unamortized discount on the debentures, was recognized. Additionally, in January 2006, the company terminated its $1.25 billion secured revolving credit facility, which resulted in a write-off of unamortized debt issue costs of $12 million associated with the facility. The terminated facility was replaced with a $1.25 billion unsecured revolving credit agreement. At June 30, 2006, no borrowings were outstanding under the revolving facility, while outstanding letters of credit that reduce borrowing capacity totaled $57 million.

8.	Exit, Disposal and Restructuring Activities

The following table presents the changes in the reserve for exit, disposal and restructuring activities during the six months ended June 30, 2006. No significant changes in the status of exit activities occurred during this period.

	Reserve Activity
	Dismantlement	Personnel
(Millions of dollars)	and Closure	Costs	Total

Balance at December 31, 2005	$6	$21	$27
Provisions/Accruals (1)	-	7	7
Payments	(1)	(12)	(13)
Tronox Distribution	(5)	(6)	(11)
Balance at June 30, 2006	$-	$10	$10

(1)	Includes a $2 million charge related to Tronox, which is reflected in loss from discontinued operations in the Condensed Consolidated Statement of Income.

9.  Employee Stock-Based Compensation

Overview - The company's 2005 Long Term Incentive Plan (the Plan) authorizes the issuance of shares of the company’s common stock to certain employees and non-employee directors at any time prior to May 10, 2015 in the form of fixed-price stock options, restricted stock or performance awards. At June 30, 2006, approximately 8.5 million shares of Kerr-McGee stock were available to be granted under the Plan. Prior to the approval of the Plan by the company’s stockholders, stock-based awards were granted under similar plans, all of which have been terminated. Although no more awards can be issued under those plans, their termination had no effect on awards that had been previously issued and are outstanding.

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
					achievement of specified
					stockholder return targets

(1)
An employee holding stock options vests in one third of the award annually. An employee vests in the entire restricted stock award at the end of the three-year vesting period. Employees terminating their employment due to retirement fully vest in their stock option and restricted stock awards upon retirement, and, subject to certain conditions, retain the right to receive a pro rata payout under the performance unit awards to the extent services have been provided.

(2)
Performance unit awards provide an employee with a potential cash payment at the end of a three-year performance cycle based on Kerr-McGee's total stockholder return (stockholder return assuming dividend reinvestment) relative to selected peer companies. Payout levels vary depending upon Kerr-McGee's rank relative to its peers.

Impact of Pending Merger - Consistent with the provisions of the company’s long-term incentive plans, upon completion of the merger, all options to purchase Kerr-McGee common stock, shares of Kerr-McGee restricted stock and performance units outstanding as of the merger date will vest immediately. The merger agreement provides that all outstanding stock options will be cancelled upon completion of the merger and the option holders will receive cash consideration for each option equal to the excess of the per-share merger consideration over the exercise price (subject to applicable tax withholdings). Restrictions on all shares of restricted stock will lapse and the shares will be converted into rights to receive the per-share merger consideration. The company’s performance unit awards outstanding as of the merger completion date will settle in cash consistent with the provisions of the long term incentive plans under which they were issued.

Effect of Tronox Separation and the Stock Split - As provided in the Employee Benefits Agreement between Kerr-McGee and Tronox, except for vested stock options, vested performance unit awards, and awards held by retirement-eligible employees, Kerr-McGee stock-based awards held by Tronox employees at the date of the Distribution were forfeited and replaced with stock-based awards of comparable value issued by Tronox. Retirement-eligible Tronox employees fully vested in their Kerr-McGee stock options and restricted stock on the Distribution date. In connection with the Distribution, a reversal of pretax expense of $3 million was recognized as a component of loss from discontinued operations, reflecting the net effect of reversing previously recognized compensation cost for Kerr-McGee awards forfeited by Tronox employees and accelerated amortization of compensation cost for awards held by retirement-eligible employees of Tronox.

In connection with the Distribution, the holders of Kerr-McGee stock options were not entitled to receive the dividend of Tronox Class B common stock. Accordingly, following provisions of the relevant incentive plans, the company adjusted the terms of stock options outstanding as of March 30, 2006 to reduce the exercise price and increase the number of shares subject to the options. On a post-split basis, the number of shares subject to the options increased by 387,310 and the weighted average exercise price decreased by $1.12 per share. This antidilution adjustment preserved the intrinsic value of the options prior to the Tronox share dividend and maintained the ratio of the exercise price of each option to the market price of Kerr-McGee stock as of the Distribution date.

Following provisions of the long-term incentive plans, the terms of stock options outstanding as of June 14, 2006, the date of the two-for-one stock split, were modified, whereby the number of shares subject to each option has doubled and the exercise price decreased 50%. Additionally, holders of Kerr-McGee restricted stock received the stock dividend in connection with the stock split.

The company evaluated the impact of award modifications in connection with the Distribution and the stock split on compensation cost and determined that the modifications did not increase the fair value of the awards. Therefore, there was no effect on compensation cost recognized in the first six months of 2006 and no effect is expected on cost recognition in future periods.

Stock-Based Compensation Cost - The following summarizes stock-based compensation expense recognized in income from continuing operations for the three and six months ended June 30, 2006 and 2005. Refer to Note 1 for information regarding the change in the accounting policy for stock-based awards effective January 1, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Stock options	$5	$-	$25	$1
Restricted stock	5	5	20	10
Performance units	11	-	17	7
Total stock-based compensation expense	21	5	62	18
Income tax benefit	(8)	(1)	(22)	(6)
Total stock-based compensation expense, net of taxes	$13	$4	$40	$12

The following table presents unamortized cost associated with awards outstanding at June 30, 2006 and the weighted average period over which it is expected to be recognized (before considering the associated income tax benefit). Compensation cost ultimately recognized and the remaining recognition period may differ from those presented below due to changes in the estimate of forfeitures, accelerated vesting upon a change in control, or changes in fair value of performance units, which are remeasured each reporting period.

	Unrecognized	Remaining
	Cost	Period
(Millions of dollars)	(Pretax)	(Years)

Stock options	$28	2.1
Restricted stock	25	1.8
Performance units	29	2.0
	$82	2.0

Stock Options - The following table presents a summary of activity for Kerr-McGee options for the six months ended June 30, 2006. The share and per-share information has been retroactively adjusted to reflect the effects of the two-for-one stock split and an antidilution adjustment in connection with the Distribution, which are described below.

				Intrinsic
	Number of		Contractual	Value
Options	Shares	Price (2)	Life (Years) (2)	(Millions) (3)

Outstanding at December 31, 2005	9,929,090	$25.65
Granted	2,431,304	45.36
Exercised	(1,727,552)	24.87
Forfeited (1)	(462,305)	29.07
Expired	(8,558)	23.82
Outstanding at June 30, 2006	10,161,979	$30.34	7.2	$396
Exercisable at June 30, 2006	5,403,830	$25.66	5.8	$236

(1)	Includes options to purchase 335,165 shares of Kerr-McGee stock that were forfeited by Tronox employees at the date of the Distribution.

(2)	Represents weighted average exercise price and weighted average remaining contractual life, as applicable.

(3)	Reflects aggregate intrinsic value based on the difference between the market price of Kerr-McGee common stock and the options' exercise price.

The following table presents selected information with respect to options exercised during the first six months of 2006 and 2005:

(Millions of dollars)	2006	2005

Intrinsic value	$47	$58
Cash proceeds received	43	159
Tax benefit realized	16	20

Compensation Cost Measurement

Valuation and Cost Attribution Methods - Prior to January 1, 2006, the company utilized the Black-Scholes-Merton option-pricing model to estimate the fair value of its stock option awards. Starting with its 2006 grant, the company estimates the fair value of its option awards using a lattice model, which management believes results in a more accurate measurement of fair value as compared to the Black-Scholes-Merton formula. Fair value is determined on the date of grant and recognized in earnings (net of expected forfeitures) on a straight-line basis over the employee service period necessary to earn the awards, which is generally the vesting period. However, compensation cost associated with employees whose retention of the options is not contingent on providing future service is recognized immediately upon grant.

The following table presents the weighted-average fair-value measurement assumptions for options granted during the first six months of 2006 and 2005, followed by additional information regarding the assumptions.

	2006	2005

Expected volatility (annualized)	28.0%	26.4%
Expected dividend yield (annualized)	.2%	3.5%
Expected term (years)	5.6	6
Risk-free rate	4.49%	3.9%
Weighted average per-share fair value of options granted(1)	$16.20	$10.11

(1)	Retroactively adjusted to reflect the effects of the two-for-one stock split and the Distribution.

Expected Volatility - In determining the volatility assumption, the company considers both the implied volatility of its traded options and historical volatility of its stock price over the same contractual term as the options.

Expected Dividend Yield - The dividend yield assumption is based on the company’s expectation, as of the grant date, about its dividend policy over the contractual option term. In March 2005, subsequent to the 2005 stock option grant, Kerr-McGee’s Board of Directors approved a change in the dividend policy that reduced quarterly dividends from $.225 to $.025 per share. The company’s 2006 expected dividend yield reflects that change in the dividend policy.

Expected Term - The expected term represents the period that the company’s options are expected to be outstanding. Under the lattice model, expected term is derived from assumptions of employee post-vesting termination and retirement rates, as well as voluntary exercise behavior correlated to various market price scenarios for the company’s stock. Assumptions made regarding employee exercise behavior are based on analyses of historical experience for similar awards over a period of ten years, giving consideration to the contractual terms of the options, demographic characteristics of option holders, vesting schedules and expectations of future employee behavior.

Risk-Free Interest Rate - The company bases the risk-free interest rate on the U.S. Treasury securities rates over the contractual term of the options.

Nonvested and Restricted Stock - The following table summarizes information about nonvested and restricted stock activity during the first six months of 2006:

	Shares	Fair Value (1)

Balance at December 31, 2005	2,481,250	$26.93
Granted	482,140	49.29
Vested	(819,770)	21.61
Forfeited (2)	(193,318)	32.20
Balance at June 30, 2006	1,950,302	$34.16

(1)	Represents the weighted-average grant-date fair value.

(2)	Includes approximately 146,000 shares forfeited by Tronox employees as of the Distribution date.

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

Performance Units - The following summarizes activity associated with the company's performance unit awards, as well as the changes in the performance units liability for the six months ended June 30, 2006:

		Carrying
	Performance	Amount of
(Millions of dollars)	Units	Liability

Balance at December 31, 2005	33,545,679	$21
Cumulative effect of adopting FAS 123(R)	(675,871)	(2)
Forfeitures by Tronox employees upon the Distribution	(2,794,330)	(1)
Units granted (1)	15,980,157	N/A
Award settlement	(9,292,084)	(9)
Compensation cost recognized	-	17
Balance at June 30, 2006 (2)	36,763,551	$26

(1)
Grant-date measurement of new performance unit awards is not required. Rather, fair value of the 2006 grant was estimated as of June 30, 2006 to determine the 2006 compensation cost associated with these awards.

(2)	Performance units shown represent units outstanding and expected to vest.

Valuation and Cost Attribution Method - Fair value estimates as of the end of each reporting period are determined using a Monte Carlo simulation model, which utilizes multiple input variables to estimate Kerr-McGee’s expected shareholder return as compared to selected peer companies. Inputs into the model include the following for Kerr-McGee and peer companies: total stockholder return from the beginning of the performance cycle through the measurement date, volatility, risk-free interest rates, and correlation of Kerr-McGee's and peer companies' total stockholder return. The inputs are based on historical capital market data. The total fair-value-based obligation associated with awards expected to vest is further adjusted to reflect the extent to which employee services necessary to earn the awards have been rendered. Compensation cost for any given period equals the increase or decrease in the liability for awards outstanding and expected to vest.

10.  Employee Benefit Plans

Overview - Kerr-McGee is a sponsor of noncontributory defined-benefit retirement plans and contributory postretirement plans for health care and life insurance, in each case for the benefit of the company’s current and former U.S. employees. Most U.S. employees are covered under the company’s retirement plans, and substantially all U.S. employees become eligible for the health and life postretirement benefits if they reach retirement age while working for the company and have 10 years of continuous service. As discussed in Note 2, under the provisions of the Employee Benefits Agreement between Kerr-McGee and Tronox, qualifying U.S. employees and retirees of Tronox participated in Kerr-McGee’s benefit plans through the Distribution date.

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

For Kerr-McGee's U.S. retirement and postretirement plans, assumption of the benefit obligations by Tronox represented a partial settlement of the plan obligations. In connection with the settlement, the benefit obligations for the plans affected by the Tronox separation were remeasured as of March 30, 2006 and assets and liabilities associated with the benefit obligations assumed by Tronox were deconsolidated from Kerr-McGee's consolidated financial statements.

Benefit Obligations and Funded Status - The following provides a reconciliation of benefit obligations, plan assets and funded status of the company’s pension and other postretirement plans for the six months ended June 30, 2006:

		Postretirement
	Retirement	Health and Life
(Millions of dollars)	Plans	Plans

Change in benefit obligations -
Benefit obligations at December 31, 2005	$1,255	$297
Service cost	13	2
Interest cost	26	6
Plan amendments	15	-
Net actuarial gain	(31)	(4)
Contributions by plan participants	-	3
Benefits paid	(49)	(11)
Tronox Distribution	(500)	(147)
Benefit obligations at June 30, 2006	$729	$146
Change in plan assets -
Fair value of plan assets at December 31, 2005	$1,132	$-
Actual return on plan assets	18	-
Employer contributions	2	8
Participant contributions	-	3
Benefits paid	(49)	(11)
Tronox Distribution (1)	(512)	-
Fair value of plan assets at June 30, 2006 (2)	$591	$-

(1)	Includes plan assets of $450 million transferred from Kerr-McGee’s U.S. qualified retirement plan trust to Tronox.

(2)	Excludes the grantor trust assets of $67 million associated with the company’s supplemental nonqualified U.S. retirement plans.

The following table presents the funded status of the company's plans and its reconciliation to amounts recognized in the Condensed Consolidated Balance Sheet at June 30, 2006 and December 31, 2005:

			Postretirement
	Retirement Plans		Health and Life Plans
	June 30,	December 31,	June 30,	December 31,
(Millions of dollars)	2006	2005	2006	2005

Benefit obligations	$729	$1,255	$146	$297
Fair value of plan assets	591	1,132	-	-
Funded status of plans - under funded	(138)	(123)	(146)	(297)
Amounts not recognized in the Condensed
Consolidated Balance Sheet -
Prior service cost	34	42	(7)	(14)
Net actuarial loss	176	282	37	80
Net prepaid expense (accrued liability)
recognized	$72	$201	$(116)	$(231)
Classification of amounts recognized in the
Condensed Consolidated Balance Sheet -
Prepaid pension cost	$115	$249	$-	$-
Accrued benefit liability	(91)	(79)	(116)	(231)
Intangible asset	6	-	-	-
Accumulated other comprehensive loss (pretax)	42	31	-	-
Total	$72	$201	$(116)	$(231)

The following table summarizes the accumulated benefit obligations and the projected benefit obligations associated with the company’s unfunded U.S. benefit plans:

	At June 30, 2006		At December 31, 2005
	Nonqualified	Postretirement	Nonqualified	Postretirement
(Millions of dollars)	Retirement Plans (1)	Health and Life Plans	Retirement Plans (1)	Health and Life Plans

Accumulated benefit obligation	$97	$146	$65	$297
Projected benefit obligation	107	146	80	297

(1)
Although not considered plan assets, a grantor trust was established from which payments for certain U.S. supplemental benefits are made. The trust assets had a balance of $67 million and $50 million at June 30, 2006 and December 31, 2005, respectively. In January 2006, the company made a discretionary contribution to the grantor trust of $22 million. In connection with the Distribution of Tronox, the company transferred $4 million of grantor trust assets to the newly-established Tronox nonqualified retirement plan.

Summarized below are the accumulated benefit obligation, the projected benefit obligation, the market value of plan assets and the funded status of the company’s U.S. qualified retirement plan:

(Millions of dollars)	At June 30, 2006	At December 31, 2005

Accumulated benefit obligation	$570	$990

Projected benefit obligation	$622	$1,093
Market value of plan assets	591	1,070
Funded status - under funded	$(31)	$(23)

Expected Benefit Payments - Following are the expected benefit payments for the second half of 2006, the following four years and, in an aggregate, for the years 2011 through 2015:

						2011-
(Millions of dollars)	2006	2007	2008	2009	2010	2015

Retirement plans	$31	$76	$62	$65	$65	$340
Postretirement health and life plans	5	11	11	11	11	54

Net Periodic Cost - Income from continuing operations for the three and six months ended June 30, 2006 and 2005 includes the following components of net periodic cost:

	Retirement Plans		Postretirement Health and Life Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Net periodic cost -
Service cost	$5	$8	$1	$1
Interest cost	10	15	2	3
Expected return on plan assets	(13)	(24)	-	-
Net amortization -
Prior service cost	3	2	-	(1)
Net actuarial loss	1	1	-	2
Total	$6	$2	$3	$5

	Retirement Plans		Postretirement Health and Life Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Net periodic cost -
Service cost	$12	$15	$2	$2
Interest cost	25	31	4	5
Expected return on plan assets	(33)	(48)	-	-
Net amortization -
Prior service cost	8	4	-	(2)
Net actuarial loss	3	2	-	3
Total	$15	$4	$6	$8

Assumptions - The following assumptions were used in estimating the actuarial present value of the benefit obligations for Kerr-McGee's U.S. retirement and postretirement health and life plans:

	March 30, 2006(1)	December 31, 2005

Discount rate	5.85%	5.50%
Rate of compensation increases	4.50%	4.50%

(1)	Benefit obligations of plans impacted by the Tronox Distribution were remeasured as of the Distribution date.

11. Earnings Per Share

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2006 and 2005. Substantially all options outstanding at June 30, 2006 and 2005 were in-the-money and, therefore, the dilutive effect of such options is reflected in diluted earnings per share for the periods presented.

	For the Three Months Ended June 30,
		2006			2005
	Income from			Income from
(In millions, except	Continuing		Per-Share	Continuing		Per-Share
per-share amounts)	Operations	Shares	Income	Operations	Shares	Income

Basic earnings per share	$306	225.1	$1.36	$256	281.6	$.91
Effect of dilutive securities:
Restricted stock	-	1.2		-	1.5
Stock options	-	3.0		-	2.3
Diluted earnings per share	$306	229.3	$1.33	$256	285.4	$.90

	For the Six Months Ended June 30,
		2006			2005
	Income from			Income from
(In millions, except	Continuing		Per-Share	Continuing		Per-Share
per-share amounts)	Operations	Shares	Income	Operations	Shares	Income

Basic earnings per share	$582	226.2	$2.57	$499	295.6	$1.69
Effect of dilutive securities:
5.25% convertible debentures	-	-		4	6.4
Restricted stock	-	1.0		-	1.3
Stock options	-	2.9		-	2.1
Diluted earnings per share	$582	230.1	$2.53	$503	305.4	$1.65

12.	Capital Stock

The following table presents changes in common stock issued and treasury stock held for the six-month period ended June 30, 2006. Treasury stock balances were unaffected by the stock split.

	Shares	Treasury	Shares
(Thousands of shares)	Issued	Stock	Outstanding

Balance at December 31, 2005	232,232	3,457	228,775
Stock option exercises	1,684	-	1,684
Issuance of restricted stock	482	-	482
Other issuances	15	-	15
Forfeiture of restricted stock	-	97	(97)
Purchases of treasury stock (1)	-	3,551	(3,551)
Balance at June 30, 2006	234,413	7,105	227,308

(1)	Includes shares surrendered by employees in satisfaction of withholding tax obligations.

Preferred Share Purchase Rights Plan - The company has had a stockholders’ rights plan since 1986. Rights were distributed as a dividend at the rate of one-half right for each share of the company’s common stock (on a post-stock split basis) and continue to trade together with each share of common stock. Generally, the rights become exercisable the earlier of 10 days after a public announcement that a person or group has acquired, or a tender offer has been made for 15% or more of the company’s then-outstanding stock. If either of these events occurs, each right would entitle the holder (other than a holder owning more than 15% of the outstanding stock) to buy the number of shares of the company’s common stock having a market value two times the exercise price. The exercise price is $215. Generally, the rights may be redeemed at $.01 per right until a person or group has acquired 15% or more of the company’s stock.

On June 23, 2006, the company entered into an amendment to render the rights plan inapplicable to (i) the approval, execution or delivery of the merger agreement with Anadarko, (ii) the announcement of the merger, (iii) the consummation of the merger or the other transactions contemplated by the merger agreement and (iv) the acquisition of the company’s common stock pursuant to the merger or the merger agreement. In addition, the amendment provides for the extension of the expiration date of the rights plan from July 26, 2006 to July 22, 2016; and the termination of the rights plan upon the earliest of the expiration date, redemption, exchange or immediately prior to the effective date of the merger.

13.  Contingencies

The following table summarizes the company’s contingency reserves for the six months ended June 30, 2006, as well as changes in third-party receivables for environmental cost reimbursements:

		Reserves for
	Reserves for	Environmental	Reimbursements
(Millions of dollars)	Litigation	Remediation (1)	Receivable (1)

Balance at December 31, 2005	$30	$268	$57
Provisions / Accruals	-	3	21
Payments / Settlements	(5)	(13)	(21)
Tronox Distribution	(8)	(216)	(57)
Balance at June 30, 2006	$17	$42	$-

(1)
Provision for environmental remediation and restoration and associated accruals for third-party reimbursements include $2 million and $21 million, respectively, related to Tronox. These amounts are reflected in the Condensed Consolidated Statement of Income as a component of loss from discontinued operations. Provision for environmental remediation costs associated with continuing operations for the three and six months ended June 30, 2006 of $3 million reflects a $1 million increase in reserves for environmental remediation and a loss of $2 million associated with a write-down of assets located at sites where environmental investigation and/or remediation is in progress.

The company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable. Management believes, after consultation with its internal legal counsel, that the company has reserved adequately for the reasonably estimable costs of environmental matters and other contingencies. However, additions to the reserves may be required as additional information is obtained that enables the company to better estimate its liabilities, including liabilities at sites now under review. It is not possible for the company to reliably estimate the amount and timing of all future expenditures related to environmental and legal matters and other contingencies because, among other reasons:

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

Following are discussions regarding certain environmental sites, litigation and other matters with respect to which the company may have loss exposure.

Los Angeles County, California

During 2004, the company began remediation and restoration of an oil and gas field that was operated by an affiliate of the company and its predecessors from about 1936 to 1990 in Los Angeles County, California. The company is obligated to remediate soils contaminated with petroleum hydrocarbons associated with certain early drilling and production pits and sumps and other historic leaks and spills. The remediation and restoration of this oil and gas field is expected to be substantially complete in approximately five years.

As of June 30, 2006, environmental reserves for this project totaled $22 million. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Other Environmental Sites

Kerr-McGee and/or its affiliates are responsible for environmental costs related to certain other sites where exploration and production activities were conducted. As of June 30, 2006, the company and its affiliates had reserves of $20 million associated with these other sites. Although actual costs may differ from current estimates, the amount of any revisions in remediation costs cannot be reasonably estimated at this time.

Deepwater Royalty Relief Act

In 1995, the United States Congress passed the Deep Water Royalty Relief Act (DWRRA) to stimulate exploration and production of oil and natural gas by providing relief from the obligation to pay royalty on certain federal leases located in the deep waters of the Gulf of Mexico. In January 2006, the Department of the Interior (DOI) ordered Kerr-McGee Oil and Gas Corporation (KMOG) to pay oil and gas royalties and accrued interest on certain of KMOG's deepwater Gulf of Mexico production for which KMOG believes royalties are suspended under the DWRRA. DOI issued the Order to Pay based on the assertion that DOI has the discretion to eliminate royalty relief under the DWRRA when oil and gas prices reach certain levels specified by DOI. KMOG believes that DOI does not have the authority to eliminate royalty relief on the subject leases and, accordingly, is contesting the Order to Pay additional royalties. In that regard, on March 17, 2006, KMOG filed a lawsuit in the U.S. District Court for the Western District of Louisiana against the DOI for injunctive and declaratory relief with respect to the DOI's claims for additional royalties. KMOG and the DOI have agreed to mediate the dispute voluntarily. If the mediation is not successful, the company will continue to pursue the matter before the Court. The company has recorded reserves for the full amount of the DOI claim, including interest. As of June 30, 2006, reserves for royalties and interest totaled $157 million.

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

14.	Commitments

Purchase Obligations - In the normal course of business, the company enters into contractual agreements to purchase pipeline capacity and other services. In 2006, the company entered into additional agreements for the purchase of pipeline capacity from 2008 through 2022 totaling $360 million, of which $23 million is expected to be paid in each of 2008 and 2009, $24 million in 2010, and $290 million thereafter.

Drilling Rig Commitments - In the normal course of business, the company enters into arrangements to participate in the use of various drilling rigs. In 2006, the company entered into additional agreements totaling $117 million, of which $6 million is due in 2006, $36 million is due in 2007, $39 million is due in 2008, $31 million is due in 2009 and $5 million is due in 2010.

Employee Continuity Agreements - The company has commitments to its officers and certain key employees under agreements that provide for continuation of salary, bonuses and specified benefits for varying terms in the event of a qualifying termination of employment (including termination without cause or upon change in control). As of June 30, 2006, the company’s commitment for such benefits approximated $55 million, plus income and excise tax gross-up payments.

In late June 2006, the company initiated a retention program for certain employees with an estimated aggregate cost of up to $53 million. Assuming all participating employees satisfy continuing service and other conditions, the company will make estimated payments under this program of $17 million in 2007 and $18 million in each of 2008 and 2009.

Commitments Associated with the Proposed Merger - Under the merger agreement between Kerr-McGee and Anadarko, the company may be required to pay Anadarko $493 million if the merger agreement is terminated under certain conditions and the company enters into an alternative transaction. Under separate agreements, the company is committed to pay $35 million of financial advisory fees upon completion of the merger.

15.	Business Segments

The company has four operating segments, all of which are in the business of crude oil and natural gas exploration and production (E&P). In the U.S., the company operates offshore in the Gulf of Mexico and onshore in the Rocky Mountain and Southern (Midcontinent) areas. We also have exploration and production operations in China, and exploration activities in Alaska, Brazil and other international locations.

In 2006, the company completed the separation of Tronox and, accordingly, expanded its segment presentation based on the way management currently reviews E&P operating results to make decisions about resource allocation and assess individual segment performance. Segment performance is evaluated based on operating profit, which represents results of operations before considering marketing activities, certain corporate costs, oil and gas derivatives, interest and debt expense, and other income (expense).

The following table sets forth the revenues and operating profit for each of our operating segments, as well as reconciliation to income from continuing operations before income taxes.

(Millions of dollars)	Gulf of Mexico	Rocky Mountain	Southern	China	Other (1)	Total

Three months ended June 30, 2006:
Revenues	$609	$339	$201	$101	$-	$1,250	(2)

Operating profit	$434	$182	$85	$59	$(41)	$719

Net marketing margin						2
Loss on oil and gas derivatives						(130)
Corporate costs						(66	) (3)
Interest and debt expense						(49)
Other income (expense)						(3)
Income from continuing operations before income taxes						$473

Three months ended June 30, 2005:
Revenues	$553	$296	$205	$73	$-	$1,127	(2)

Operating profit	$336	$178	$91	$32	$(34)	$603

Net marketing margin						(1)
Loss on oil and gas derivatives						(82)
Corporate costs						(55	) (3)
Interest and debt expense						(58)
Other income (expense)						(4)
Income from continuing operations before income taxes						$403

Six months ended June 30, 2006:
Revenues	$1,139	$704	$433	$175	$-	$2,451	(2)

Operating profit	$822	$391	$208	$105	$(69)	$1,457

Net marketing margin						1
Loss on oil and gas derivatives						(244)
Corporate costs						(136	) (3)
Interest and debt expense						(171)
Other income (expense)						(6)
Income from continuing operations before income taxes						$901

Six months ended June 30, 2005:
Revenues	$1,049	$561	$395	$147	$-	$2,152	(2)

Operating profit	$648	$313	$192	$80	$(55)	$1,178

Net marketing margin						1
Loss on oil and gas derivatives						(168)
Corporate costs						(113	) (3)
Interest and debt expense						(118)
Other income (expense)						(6)
Income from continuing operations before income taxes						$774

(1)	Represents exploration activities outside our core operating areas and certain general and administrative costs associated with E&P operations.

(2)	Excludes third-party marketing revenues and oil and gas derivatives that are not considered in the determination of segment operating profit.

(3)
Represents general and administrative costs, depreciation expense and property taxes incurred outside our E&P operations. Certain corporate general and administrative costs previously reported as part of the E&P segment’s operating profit in 2005 are included here for consistency with 2006 presentation.

16.	Condensed Consolidating Financial Information

The company’s 5.875% Notes due 2006, 6.875% Notes due 2011, 6.95% Notes due 2024 and 7.875% Notes due 2031, for a total principal amount of $2.1 billion, have been fully and unconditionally guaranteed by Kerr-McGee Oil and Gas Onshore LP, a wholly-owed subsidiary of Kerr-McGee Corporation. As a result of these guarantee arrangements, the company is required to present condensed consolidating financial information.

The following tables present condensed consolidating financial information for (a) Kerr-McGee Corporation, the parent company, (b) the guarantor subsidiary, and (c) the nonguarantor subsidiaries. Other income (expense) in the Condensed Consolidating Statement of Income includes equity interest in income (loss) of subsidiaries for all periods presented.

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2006

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Oil and gas sales	$-	$514	$713	$-	$1,227
Loss on commodity derivatives	-	-	(130)	-	(130)
Gas marketing revenues	-	147	-	-	147
Other revenues	-	15	8	-	23
Total Revenues	-	676	591	-	1,267

Operating Expenses
Lease operating costs	-	72	56	-	128
Production and ad valorem taxes	-	32	11	-	43
Transportation expense	-	9	16	-	25
General and administrative expense	-	(1)	61	-	60
Merger-related costs	8	-	-	-	8
Exploration expense	-	16	90	-	106
Gas gathering, processing and other expenses	-	17	10	-	27
Gas marketing costs	-	145	-	-	145
Depreciation, depletion and amortization	-	120	74	-	194
Accretion expense	-	2	2	-	4
Provision for environmental remediation costs	-	3	-	-	3
Gain on sales of oil and gas properties	-	-	(1)	-	(1)
Total Operating Expenses	8	415	319	-	742

Operating Income (Loss)	(8)	261	272	-	525

Interest expense	(115)	(7)	(142)	215	(49)
Other income (expense)	392	36	167	(598)	(3)

Income from Continuing Operations before Income Taxes	269	290	297	(383)	473
Benefit (provision) for income taxes	36	(99)	(104)	-	(167)

Income from Continuing Operations	305	191	193	(383)	306
Loss from discontinued operations, net of taxes	-	-	(1)	-	(1)

Net Income	$305	$191	$192	$(383)	$305

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2005

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Oil and gas sales	$-	$484	$624	$-	$1,108
Loss on commodity derivatives	-	-	(82)	-	(82)
Gas marketing revenues	-	138	-	-	138
Other revenues	-	13	6	-	19
Total Revenues	-	635	548	-	1,183

Operating Expenses
Lease operating costs	-	63	52	-	115
Production and ad valorem taxes	-	33	1	-	34
Transportation expense	-	10	14	-	24
General and administrative expense	-	-	62	-	62
Exploration expense	-	15	101	-	116
Gas gathering, processing and other expenses	-	19	7	-	26
Gas marketing costs	-	139	-	-	139
Depreciation, depletion and amortization	-	114	106	-	220
Accretion expense	-	2	3	-	5
Provision for environmental remediation costs	-	-	2	-	2
Gain on sales of oil and gas properties	-	(25)	-	-	(25)
Total Operating Expenses	-	370	348	-	718

Operating Income	-	265	200	-	465

Interest expense	(48)	(6)	(99)	95	(58)
Other income (expense)	424	10	154	(592)	(4)

Income from Continuing Operations before Income Taxes	376	269	255	(497)	403
Benefit (provision) for income taxes	9	(94)	(62)	-	(147)

Income from Continuing Operations	385	175	193	(497)	256
Income (loss) from discontinued operations, net of taxes	(15)	-	129	-	114

Net Income	$370	$175	$322	$(497)	$370

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2006

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Oil and gas sales	$-	$1,087	$1,319	$-	$2,406
Loss on commodity derivatives	-	-	(244)	-	(244)
Gas marketing revenues	-	360	-	-	360
Other revenues	-	30	15	-	45
Total Revenues	-	1,477	1,090	-	2,567

Operating Expenses
Lease operating costs	-	145	114	-	259
Production and ad valorem taxes	-	61	13	-	74
Transportation expense	-	18	30	-	48
General and administrative expense	-	(1)	135	-	134
Merger-related costs	8	-	-	-	8
Exploration expense	-	26	132	-	158
Gas gathering, processing and other expenses	-	41	20	-	61
Gas marketing costs	-	359	-	-	359
Depreciation, depletion and amortization	-	238	145	-	383
Accretion expense	-	3	4	-	7
Provision for environmental remediation costs	-	3	-	-	3
Gain on sales of oil and gas properties	-	(4)	(1)	-	(5)
Total Operating Expenses	8	889	592	-	1,489

Operating Income (Loss)	(8)	588	498	-	1,078

Interest expense	(192)	(13)	(324)	439	(90)
Loss on early repayment and modification of debt	(12)	-	(69)	-	(81)
Other income (expense)	744	64	344	(1,158)	(6)

Income from Continuing Operations before Income Taxes	532	639	449	(719)	901
Benefit (Provision) for Income Taxes	62	(224)	(157)	-	(319)

Income from Continuing Operations	594	415	292	(719)	582
Income (loss) from discontinued operations, net of taxes	(36)	-	12	-	(24)
Cumulative effect of change in accounting principle, net of taxes	2	-	-	-	2

Net Income	$560	$415	$304	$(719)	$560

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2005

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Revenues
Oil and gas sales	$-	$922	$1,192	$-	$2,114
Loss on commodity derivatives	-	-	(168)	-	(168)
Gas marketing revenues	-	270	-	-	270
Other revenues	-	26	12	-	38
Total Revenues	-	1,218	1,036	-	2,254

Operating Expenses
Lease operating costs	-	122	101	-	223
Production and ad valorem taxes	-	62	2	-	64
Transportation expense	-	20	27	-	47
General and administrative expense	-	(3)	118	-	115
Exploration expense	-	26	145	-	171
Gas gathering, processing and other expenses	-	38	16	-	54
Gas marketing costs	-	269	-	-	269
Depreciation, depletion and amortization	-	229	214	-	443
Accretion expense	-	4	7	-	11
Provision for environmental remediation costs	-	-	2	-	2
Asset impairments	-	-	4	-	4
Gain on sales of oil and gas properties	-	(47)	-	-	(47)
Total Operating Expenses	-	720	636	-	1,356

Operating Income	-	498	400	-	898

Interest expense	(90)	(16)	(190)	178	(118)
Other income (expense)	814	18	203	(1,041)	(6)

Income from Continuing Operations before Income Taxes	724	500	413	(863)	774
Benefit (provision) for income taxes	16	(175)	(116)	-	(275)

Income from Continuing Operations	740	325	297	(863)	499
Income (loss) from discontinued operations, net of taxes	(15)	-	241	-	226

Net Income	$725	$325	$538	$(863)	$725

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
As of June 30, 2006

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$1	$2	$153	$-	$156
Intercompany receivables	-	-	77	(77)	-
Accounts receivable	2	279	470	-	751
Derivatives and other current assets	-	30	174	-	204
Deferred income taxes	5	14	361	-	380
Assets held for sale	-	-	24	-	24
Total Current Assets	8	325	1,259	(77)	1,515

Property, Plant and Equipment - Net	-	5,470	2,747	-	8,217
Investment in Subsidiaries	11,600	-	-	(11,600)	-
Investments, Derivatives and Other Assets	16	81	224	-	321
Goodwill and Other Intangible Assets	-	370	805	-	1,175
Assets held for sale	-	-	710	-	710

Total Assets	$11,624	$6,246	$5,745	$(11,677)	$11,938

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$4,616	$293	$-	$(4,909)	$-
Accounts payable	13	192	193	-	398
Long-term debt due within one year	309	-	-	-	309
Income taxes payable	-	-	53	-	53
Commodity derivative liabilities	-	5	872	-	877
Accrued liabilities	62	260	509	-	831
Liabilities associated with assets held for sale	-	-	25	-	25
Total Current Liabilities	5,000	750	1,652	(4,909)	2,493

Long-Term Debt	1,802	-	295	-	2,097

Noncurrent Liabilities
Deferred income taxes	(30)	1,326	324	-	1,620
Asset retirement obligations	-	91	121	-	212
Commodity derivative liabilities	-	1	322	-	323
Other	69	65	317	-	451
Liabilities associated with assets held for sale	-	-	126	-	126
Total Noncurrent Liabilities	39	1,483	1,210	-	2,732

Stockholders' Equity	4,783	4,013	2,588	(6,768)	4,616

Total Liabilities and Stockholders' Equity	$11,624	$6,246	$5,745	$(11,677)	$11,938

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Balance Sheet
As of December 31, 2005

	Kerr-McGee	Guarantor	Non-Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets
Cash and cash equivalents	$1	$5	$1,047	$-	$1,053
Accounts receivable	1	371	381	-	753
Derivatives and other current assets	-	33	172	-	205
Deferred income taxes	-	14	533	-	547
Tronox Assets	-	-	691	-	691
Total Current Assets	2	423	2,824	-	3,249

Property, Plant and Equipment - Net	-	5,247	3,188	-	8,435
Investment in Subsidiaries	8,688	-	-	(8,688)	-
Investments, Derivatives and Other Assets	25	80	402	(80)	427
Goodwill and Other Intangible Assets	-	374	805	-	1,179
Assets Held for Sale and Tronox Assets	-	4	982	-	986

Total Assets	$8,715	$6,128	$8,201	$(8,768)	$14,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Intercompany borrowings	$2,459	$1,354	$1,866	$(5,679)	$-
Accounts payable	6	231	188	-	425
Long-term debt due within one year	306	-	-	-	306
Income taxes payable	-	-	429	-	429
Commodity derivative liabilities	-	14	1,492	-	1,506
Accrued liabilities	(72)	263	655	-	846
Liabilities associated with Tronox	-	-	419	-	419
Total Current Liabilities	2,699	1,862	5,049	(5,679)	3,931

Long-Term Debt	1,801	-	476	-	2,277

Noncurrent Liabilities
Deferred income taxes	(9)	639	815	-	1,445
Asset retirement obligations	-	74	236	-	310
Commodity derivative liabilities	-	-	658	-	658
Other noncurrent liabilities	-	91	380	-	471
Liabilities associated with Tronox	-	-	1,069	-	1,069
Total Noncurrent Liabilities	(9)	804	3,158	-	3,953

Stockholders' Equity	4,224	3,462	(482)	(3,089)	4,115

Total Liabilities and Stockholders' Equity	$8,715	$6,128	$8,201	$(8,768)	$14,276

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

			Non-
	Kerr-McGee	Guarantor	Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net income	$560	$415	$304	$(719)	$560
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation, depletion and amortization	-	246	184	-	430
Deferred income taxes	(34)	49	92	-	107
Dry hole expense	-	4	69	-	73
Gain on sale of assets	-	(4)	(1)	-	(5)
Accretion expense	-	3	4	-	7
Loss on early repayment and modification
of debt	12	-	69	-	81
Provision for Tronox guarantee	56	-	-	-	56
Equity in earnings of subsidiaries	(719)	-	-	719	-
Other noncash items affecting net income	2	21	(48)	-	(25)
Changes in assets and liabilities	178	43	(795)	-	(574)
Net Cash Provided by (Used in) Operating Activities	55	777	(122)	-	710

Cash Flows from Investing Activities
Capital expenditures	-	(449)	(476)	-	(925)
Dry hole costs	-	(4)	(36)	-	(40)
Proceeds from sales of assets	-	5	6	-	11
Other investing activities	-	-	15	-	15
Net Cash Used in Investing Activities	-	(448)	(491)	-	(939)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of
stock options	43	-	-	-	43
Purchases of treasury stock	(369)	-	-	-	(369)
Repayment of debt	-	-	(250)	-	(250)
Dividends paid	(11)	-	-	-	(11)
Increase (decrease) in intercompany
notes payable	273	(332)	59	-	-
Settlement of Westport derivatives	-	-	(30)	-	(30)
Tronox Distribution	-	-	(57)	-	(57)
Other financing activities	9	-	-	-	9
Net Cash Used in Financing Activities	(55)	(332)	(278)	-	(665)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	(3)	-	(3)
Net Decrease in Cash and Cash Equivalents	-	(3)	(894)	-	(897)
Cash and Cash Equivalents at Beginning of Year	1	5	1,047	-	1,053
Cash and Cash Equivalents at End of Period	$1	$2	$153	$-	$156

Kerr-McGee Corporation and Subsidiary Companies
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

			Non-
	Kerr-McGee	Guarantor	Guarantor
(Millions of dollars)	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities
Net income	$725	$325	$538	$(863)	$725
Adjustments to reconcile net income to net cash
provided by (used in) operating activities-
Depreciation, depletion and amortization	-	236	414	-	650
Deferred income taxes	(2)	20	247	-	265
Dry hole expense	-	10	81	-	91
Asset impairments	-	-	5	-	5
(Gain) loss on sale of assets	-	(47)	1	-	(46)
Accretion expense	-	4	13	-	17
Equity in earnings of subsidiaries	(771)	-	-	771	-
Other noncash items affecting net income	(17)	168	(99)	94	146
Changes in assets and liabilities	11	(192)	(92)	(2)	(275)
Net Cash Provided by (Used in)
Operating Activities	(54)	524	1,108	-	1,578

Cash Flows from Investing Activities
Capital expenditures	-	(347)	(461)	-	(808)
Dry hole costs	-	(11)	(64)	-	(75)
Proceeds from sales of assets	-	54	9	-	63
Other investing activities	-	(21)	-	-	(21)
Net Cash Used in Investing Activities	-	(325)	(516)	-	(841)

Cash Flows from Financing Activities
Issuance of common stock upon exercise of
stock options	159	-	-	-	159
Purchases of treasury stock	(250)	-	-	-	(250)
Repayment of debt	(350)	-	(42)	-	(392)
Proceeds from borrowings	4,250	-	-	-	4,250
Dividends paid	(142)	-	-	-	(142)
Increase (decrease) in intercompany
notes payable	419	(183)	(236)	-	-
Settlement of Westport derivatives	-	-	(80)	-	(80)
Shares repurchased under the tender offer	(3,975)	-	-	-	(3,975)
Other financing activities	(58)	-	-	-	(58)
Net Cash Provided by (Used in)
Financing Activities	53	(183)	(358)	-	(488)

Effects of Exchange Rate Changes on Cash
and Cash Equivalents	-	-	(1)	-	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	(1)	16	233	-	248
Cash and Cash Equivalents at Beginning of Year	2	11	63	-	76
Cash and Cash Equivalents at End of Period	$1	$27	$296	$-	$324

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pending Merger

On June 22, 2006, Kerr-McGee and Anadarko Petroleum Corporation (Anadarko) entered into a definitive agreement which provides for the company’s merger with a subsidiary of Anadarko. Under the terms of the agreement, each outstanding share of Kerr-McGee Corporation common stock will be converted into the right to receive $70.50 in cash, without interest, subject to increase at the rate of $.01255 per day for each day after August 10, 2006 that the merger has not been completed, but not exceeding $71.0271 per share. The transaction, which is subject to approval by Kerr-McGee’s stockholders and customary terms and conditions, is expected to close during the third quarter of 2006. A special meeting of stockholders to vote on the proposed merger is to be held on August 10, 2006. Following completion of the merger, the company will become as a wholly-owned subsidiary of Anadarko.

Other Recent Developments

•
On May 9, 2006, the company’s Board of Directors (the Board) authorized a two-for-one split of Kerr-McGee’s outstanding common stock. The stock split was accomplished through a stock dividend issued on June 14, 2006 to stockholders of record at the close of business on June 2, 2006. Unless otherwise indicated, common share and per share amounts in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split. The par value of Kerr-McGee’s common stock remains $1 per share.

•
The Board also approved a 25% increase in the company's quarterly dividend effective with the dividend paid on July 3, 2006. On a post-split basis, the quarterly dividend increased from $.025 to $.03125 per share.

•
In January 2006, the company entered into an agreement to sell its interests in certain Gulf of Mexico shelf oil and natural gas properties to W&T Offshore, Inc. (W&T) for approximately $1.34 billion in cash, subject to certain adjustments. The transaction, which has an effective date of October 1, 2005 and is subject to customary closing conditions and regulatory approvals, is expected to close in the third quarter.

•
In January 2006, the Board approved a $1 billion stock repurchase program. During the first six months of 2006, approximately 3.4 million shares of stock (on a pre-split basis) were repurchased at an aggregate cost of $356 million.

•
In November 2005, Tronox Incorporated (Tronox), a former wholly-owned subsidiary that held Kerr-McGee's chemical business, completed an initial public offering (IPO) of 17.5 million shares of Class A common stock, which reduced Kerr-McGee’s equity interest in Tronox to 57%. On March 30, 2006, Kerr-McGee completed a pro rata distribution to its stockholders in the form of a dividend of shares of Tronox Class B common stock it owned (the Distribution) and no longer has any ownership or voting interest in Tronox.

Results of Consolidated Operations

The following table presents selected results of operations data for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Revenues	$1,267	$1,183	$2,567	$2,254

Operating income	$525	$465	$1,078	$898

Income from continuing operations	$306	$256	$582	$499
Income (loss) from discontinued operations, net of taxes	(1)	114	(24)	226
Cumulative effect of change in accounting principle, net of taxes	-	-	2	-
Net income	$305	$370	$560	$725

Income from continuing operations per common share:
Basic	$1.36	$.91	$2.57	$1.69
Diluted	1.33	.90	2.53	1.65

Net income per common share:
Basic	$1.35	$1.31	$2.47	$2.45
Diluted	1.33	1.30	2.43	2.39

Overview - Income from continuing operations for the second quarter of 2006 increased $50 million compared to 2005. This increase resulted primarily from higher oil and gas sales revenues of $119 million that were partially offset by a $48 million increase in commodity derivative losses. Income from continuing operations for the first six months of 2006 of $582 million is $83 million higher than in 2005. This increase is largely the result of higher oil and gas sales revenues of $292 million and lower interest expense of $28 million, partially offset by a $76 million increase in commodity derivative losses, a $42 million decrease in gains from property sales and an $81 million loss in 2006 on early repayment and modification of debt. Factors underlying these changes are more fully discussed below.

While our income from continuing operations for the three and six months of 2006 increased by 20% and 17%, respectively, compared to 2005, income from continuing operations per diluted common share increased by 48% and 53%, respectively, because per-share earnings were impacted by share repurchases. Since January 1, 2005, the company repurchased approximately 35% of the common shares outstanding on that date.

Loss from discontinued operations of $24 million for the six months ended June 30, 2006 includes Kerr-McGee’s share of net earnings of Tronox and an after-tax charge of $36 million associated with a seven-year environmental cost reimbursement obligation discussed under Tronox Separation below. Income from discontinued operations for the three and six months ended June 30, 2005 predominantly consisted of earnings from our North Sea oil and gas business sold in November 2005, and an allocation of interest expense of $15 million (on an after-tax basis) as discussed under Interest Expense and Loss on Early Repayment and Modification of Debt below.

Revenues

Revenues, production quantities and average wellhead prices from sales of natural gas and crude oil, condensate and natural gas liquids are shown in the following table (excluding results of the North Sea business that was sold in 2005):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005
Revenues -
Natural gas sales	$569	$632	$1,238	$1,180
Crude oil, condensate and natural gas liquids sales	658	476	1,168	934
Loss on oil and gas derivatives - hedge	(150)	(59)	(424)	(85)
Mark-to-market nonhedge derivative gain (loss)	20	12	150	(39)
Gain (loss) due to hedge ineffectiveness	-	(35)	30	(44)
Gas marketing revenues	147	138	360	270
Process, gathering and other revenues	23	19	45	38
Total	$1,267	$1,183	$2,567	$2,254

Natural Gas Production and Average Sales Prices -

Production (MMcf/d) -
Gulf of Mexico -
Deepwater	253	285	246	270
Shelf	120	167	105	162
U.S. Onshore -
Rocky Mountain	388	330	376	331
Southern	223	241	232	253
Total	984	1,023	959	1,016

Average Sales Prices (per Mcf) -
Gulf of Mexico -
Deepwater	$6.80	$7.19	$7.58	$6.91
Shelf	6.76	6.97	7.47	6.73
U.S. Onshore -
Rocky Mountain	5.84	6.42	6.66	6.07
Southern	6.56	6.72	7.28	6.16
Average	$6.36	$6.79	$7.14	$6.42

Oil, Condensate and NGL Production and Average Sales Prices-

Production (Mbbls/d) -
Gulf of Mexico -
Deepwater	59	47	53	47
Shelf	9	13	9	14
U.S. Onshore -
Rocky Mountain	21	22	21	22
Southern	13	14	13	14
Total U.S.	102	96	96	97
China	17	17	17	19
Total	119	113	113	116

Average Wellhead Sales Prices (per bbl) -
Gulf of Mexico -
Deepwater	$61.66	$47.26	$59.29	$46.03
Shelf	58.39	47.25	56.69	46.46
U.S. Onshore -
Rocky Mountain	57.49	43.44	54.81	41.82
Southern	57.62	45.58	52.95	44.03
Average U.S.	59.99	46.13	57.20	44.84
China	63.58	42.85	59.08	40.46
Average	$60.52	$45.60	$57.47	$44.09

Energy Equivalent Production -
Thousands of barrels of oil equivalent (Mboe) per day	283	284	272	286
Millions of cubic feet of gas equivalent (MMcfe) per day	1,699	1,702	1,634	1,715

Natural Gas Revenues and Production - Natural gas sales revenues of $569 million in the second quarter of 2006 decreased 10% from 2005 as a result of a $.43 per thousand cubic feet (Mcf) decrease in average natural gas sales prices and a 4% decrease in production. Lower sales prices in the 2006 second quarter decreased revenues $39 million. Production for the second quarter of 2006 was 984 million cubic feet per day (MMcf/d), 39 MMcf/d lower than 2005, reducing gas sales revenues by $24 million. The decrease in production resulted from the divestiture of certain onshore properties in the U.S. which occurred in late 2005 (25 MMcf/d), along with continued hurricane-related losses in the Gulf of Mexico shelf and natural field declines (47 MMcf/d). In the Gulf of Mexico deepwater, third-party pipelines and infrastructures that sustained damage from the 2005 hurricanes were returned to full service in late April 2006. Production from the Redhawk field was impacted by the curtailment and reported lower production for the 2006 second quarter as compared to 2005 (27 MMcf/d). These production decreases were partially offset by the 2006 start-up of Gulf of Mexico deepwater fields, Constitution and Ticonderoga (19 MMcf/d), and higher production from the Rocky Mountain region (58 MMcf/d) primarily due to our accelerated development drilling program in the Greater Natural Buttes area.

Natural gas sales revenues increased $58 million for the six months of 2006 compared to 2005 as a result of a $.72 per Mcf increase in the average natural gas sales price. The higher sales price (an average of $7.14 per Mcf) provided a $124 million increase in gas sales revenues. Production in the first six months of 2006 averaged 959 MMcf/d, 57 MMcf/d lower than 2005, decreasing gas sales revenues $66 million. The decrease in production was primarily due to hurricane-related losses in the Gulf of Mexico, the divestiture of certain U.S. onshore properties late in 2005 and natural field declines in the Gulf of Mexico. The divestiture of onshore properties reduced production in the first six months of 2006 by 26 MMcf/d compared with 2005. The production decreases were partially offset by the 2006 start-up of the Constitution and Ticonderoga fields (11 MMcf/d), our development activities in the Gulf of Mexico and higher production from the Rocky Mountain region (45 MMcf/d) due to our accelerated development drilling program in the Greater Natural Buttes area.

Crude Oil Revenues and Production - Crude oil, condensate and natural gas liquids sales revenues increased $182 million or 38% in the second quarter of 2006 compared to 2005. The increase is due to higher crude oil sales prices and slightly higher production. The average realized oil price for the second quarter of 2006 was $60.52 per barrel, an increase of $14.92 per barrel over 2005. Higher sales prices contributed an additional $162 million to second quarter 2006 oil sales revenues. Second-quarter 2006 oil production of 119 thousand barrels per day (Mbbls/d) was 6 Mbbls/d higher than 2005, increasing oil sales revenues by $20 million. The second quarter 2006 production increase was primarily due to the 2006 start-up of Gulf of Mexico’s Constitution and Ticonderoga fields (18 Mbbls/d) and increased production from China’s CFD 11-3 and CFD 11-5 fields (2 Mbbls/d) that began producing in July 2005. These production increases were partially offset by natural field declines in the Gulf of Mexico and China’s CFD 11-1 and CFD 11-2 fields.

For the first six months of 2006, crude oil, condensate and natural gas liquids sales revenues increased $234 million compared to 2005 as a result of higher sales prices partially offset by slightly lower production. The average sales price increased $13.38 per barrel compared with 2005, contributing $270 million to oil sales revenues. Oil production for 2006 decreased by 3 Mbbls/d or 3% from 2005, reducing oil sales revenues $36 million. The decrease is attributable to the sale of certain U.S. onshore properties and lower production from China’s CFD 11-1 and CFD 11-2 fields (6 Mbbls/d). These production decreases were partially offset by new production from the Constitution and Ticonderoga fields (11 Mbbls/d) and increased production from China’s CFD 11-3 and CFD 11-5 fields (3 Mbbls/d).

Gains (Losses) Associated with Commodity Derivatives - Gains and losses on derivatives designated as hedges of forecasted oil and gas sales are deferred in accumulated other comprehensive income (stockholders’ equity) and reclassified into earnings when the hedged sales transactions affect earnings. Gains and losses associated with hedge ineffectiveness and nonhedge derivatives are recognized in current earnings as a component of revenues. Nonhedge derivative losses represent net realized and unrealized gains and losses related to crude oil and natural gas derivative instruments that have not been designated as hedges or that do not qualify for hedge accounting treatment.

Effective March 1, 2006, the company elected to discontinue hedge accounting for its crude oil and natural gas derivatives since a large portion of our natural gas derivatives no longer qualified for hedge accounting and to increase clarity in our financial statements. Consequently, the company now recognizes mark-to-market gains and losses on all its oil and gas derivatives in earnings rather than deferring such amounts in accumulated other comprehensive income. As of June 30, 2006, a pretax loss of $939 million ($611 million after tax) deferred in accumulated other comprehensive income will be reported in future earnings through 2007 as the original hedged oil and gas sales occur. This change in reporting had no impact on the company’s reported cash flows, although future results of operations are affected by mark-to-market gains and losses that fluctuate with volatile oil and gas prices.

In the second quarter of 2006, we recognized a $150 million hedge loss associated with amounts previously deferred in other comprehensive income compared to a loss of $59 million in 2005 when we applied hedge accounting. For the six months ended June 30, 2006, hedge losses were $424 million compared to $85 million in 2005. The higher losses in 2006 as compared to 2005 were caused by substantially higher crude oil prices and a moderate increase in natural gas prices during the 2006 periods.

During the second quarter and first six months of 2006, we recognized mark-to-market gains of $20 million and $150 million, respectively, associated with nonhedge derivatives primarily due to declining natural gas prices since year-end 2005 partially offset by mark-to-market losses on crude oil derivatives. In addition, before discontinuing hedge accounting, the company recognized a gain due to hedge ineffectiveness of $30 million through February 2006 (reflecting a reduction in hedge ineffectiveness losses measured at December 31, 2005) primarily as a result of narrowing natural gas basis differentials between NYMEX forward prices and expected future physical sales prices.

Gas Marketing Activities - Kerr-McGee purchases third-party natural gas for aggregation and sale with the company’s own production in the Rocky Mountain area. In addition, we have transportation capacity to markets in the Midwest to facilitate sale of natural gas outside the immediate vicinity of our Rocky Mountain production.

Marketing revenue was $147 million in the second quarter of 2006, an increase of $9 million over 2005. Marketing revenue for the first six months of 2006 totaled $360 million, $90 million higher than in 2005. The increase in both periods was primarily the result of higher purchase and resale of third-party natural gas in the Rocky Mountain area. An increase in natural gas sales prices also contributed to the increase in year-to-date revenues. Gas purchase costs (including transportation) increased $6 million in the second quarter of 2006 and $90 million in the first six months of 2006 compared with 2005. Third-party marketing volumes (MMbtu/day) were 289,800 and 241,000 in the second quarter of 2006 and 2005, respectively. For the first six months of 2006 and 2005, daily marketing volumes averaged 306,700 and 249,000, respectively.

Processing, Gathering and Other Revenues - Other revenues include gas processing plant and gathering system revenues primarily onshore in the U.S. Processing, gathering and other revenues totaled $23 million in the second quarter 2006, an increase of $4 million from the 2005 period. For the first six months of 2006, processing, gathering and other revenues was $45 million, compared with $38 million in 2005. The increase in both periods was mainly the result of higher gas processing revenues from the company’s nonoperated ownership in a Wattenberg field gas plant.

Operating Expenses

Lease Operating Costs - Second quarter 2006 lease operating cost of $128 million was $13 million higher than 2005. Lease operating costs for the first six months of 2006 totaled $259 million, an increase of $36 million compared with 2005. Lease operating costs increased to $5.26 per boe for the first six months of 2006 from $4.30 per boe in 2005. The increase in both periods was due in part to higher stock-based compensation expense, a $6 million increase in the second quarter and a $16 million increase for the six-month period. In addition, the company incurred higher property insurance and hurricane-related repair costs resulting in a $5 million and $14 million increase for the 2006 second quarter and year-to-date period, respectively. Higher lease operating expenses were also incurred in the Rocky Mountain region associated with increasing production, higher water disposal costs in the Natural Buttes field and higher workover expenditures in the Wattenberg field. These increases were partially offset by lower expenses in the deepwater Gulf of Mexico due to additional production handling fees recovered with the start-up of the Gulf of Mexico’s Ticonderoga field.

Production and Ad Valorem Taxes - Production and ad valorem taxes are comprised primarily of production-based severance and ad valorem taxes associated with properties located onshore and in state waters in the U.S. Second quarter 2006 taxes totaled $43 million compared to $34 million in 2005. Taxes for the first six months of 2006 totaled $74 million, an increase of $10 million compared with 2005. The increase for both periods is primarily due to a new “special profits tax” applicable to petroleum revenues in China when oil prices exceed $40 per barrel. This new levy was announced by China’s Ministry of Finance in March 2006 effective with April revenues and contributed $11 million to the company’s second quarter 2006 expense. Domestically, taxes decreased due to lower ad valorem tax rates for our Colorado properties and severance tax credits realized in 2006, partially offset by the effect of higher commodity prices during the six-month period.

General and Administrative Expense - Second quarter 2006 general and administrative expense was $60 million, $2 million lower than 2005. General and administrative expense of $134 million for the first six months of 2006 was $19 million higher than 2005. Both 2005 periods included $8 million for professional services in connection with the company’s consideration of strategic alternatives. This decrease in professional services costs in 2006 was offset by higher stock-based compensation cost of $8 million and $23 million for the three and six months ended June 30, 2006, respectively.

Merger-related Costs - During the second quarter of 2006, we incurred $8 million of advisory, legal and regulatory compliance costs in connection with the proposed merger with Anadarko. Additionally, the company is party to certain agreements that require us to pay $35 million of additional financial advisory fees upon completion of the merger.

Exploration Expense - The following table presents components of exploration expense for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Exploration costs (1)	$17	$16	$31	$27
Geological and geophysical costs	20	14	32	29
Dry hole expense	58	71	73	86
Amortization of undeveloped leases	11	15	22	30
Sales of unproved properties	-	-	-	(1)
Total exploration expense	$106	$116	$158	$171

(1)	Exploration costs include delay rentals, cost of retaining and carrying unproved properties and exploration department overhead.

In the second quarter of 2006, total exploration expense was $106 million, a decrease of $10 million compared to 2005. Contributing to the decrease was $4 million lower amortization of undeveloped leases, due in part to the pending sale of Gulf of Mexico shelf properties and lower amortization expense associated with deepwater Gulf of Mexico leases. Dry hole expense for the second quarter 2006 was $13 million lower than 2005 as a result of lower dry hole costs in China, Alaska, Gulf of Mexico shelf and the Southern region, partially offset by higher expense in Brazil. These exploration expense declines were partially offset by a $6 million increase in geological and geophysical costs primarily in the Southern region and an increase in exploration overhead in 2006 related to stock-based compensation ($2 million).

For the first six months of 2006, total exploration expense was $158 million. The decrease of $13 million from 2005 was primarily due to lower amortization of undeveloped leases and dry hole expense. Dry hole expense for the period was $13 million lower than 2005 as a result of lower dry hole costs in Alaska, Gulf of Mexico and the Southern region, partially offset by higher expense in Brazil. Amortization of undeveloped leases totaled $22 million for the first six months period of 2006, an $8 million decrease from 2005 due to the pending sale of Gulf of Mexico shelf properties and reduced amortization expense associated with deepwater Gulf of Mexico leases. These exploration expense declines were partially offset by a $3 million increase in geological and geophysical costs and an increase in 2006 exploration overhead related to stock-based compensation costs ($5 million).

Capitalized exploratory well costs associated with ongoing exploration and/or appraisal activities may be charged to earnings in a future period if management determines that commercial quantities of hydrocarbons have not been discovered or that future appraisal drilling or development activities are not likely to occur. At June 30, 2006, the company had capitalized costs of approximately $234 million associated with ongoing exploration activities, primarily in the deepwater Gulf of Mexico, Alaska and Brazil ($41 million of which is associated with Gulf of Mexico shelf properties to be sold to W&T).

Gas Gathering, Processing and Other Expenses - Gas gathering, gas processing and other expenses increased by $1 million in the second quarter of 2006 compared to 2005. For the first six months of 2006, gas gathering, gas processing and other expenses totaled $61 million, a $7 million increase over 2005. The increase in both periods was primarily due to higher gas processing costs associated with the company’s nonoperated ownership interest in a Wattenberg field gas plant.

Depreciation, Depletion and Amortization (DD&A) - DD&A expense associated with continuing operations for the three and six months ended June 30, 2006 and 2005 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Oil and gas properties	$183	$209	$362	$422
Other property, plant and equipment (1)	11	11	21	21
Total	$194	$220	$383	$443

DD&A rate per boe - oil and gas properties	$7.11	$8.05	$7.36	$8.14

(1)	Represents depreciation of the company’s gas gathering and pipeline assets, primarily in Colorado and Utah, as well as general corporate equipment and facilities.

Units-of-production DD&A expense associated with oil and gas properties of $183 million for the second quarter of 2006 decreased $26 million from 2005, primarily due to ceasing expense recognition on properties held for sale in the Gulf of Mexico shelf in January 2006 ($45 million). Also contributing to the decrease was the divestiture of certain Southern region properties late in 2005 ($6 million). These decreases were partially offset by higher DD&A expense in the Rocky Mountains primarily driven by higher production in the Natural Buttes field ($11 million) and new production from the Constitution and Ticonderoga fields in the Gulf of Mexico ($14 million). Excluding production associated with held-for-sale properties, second-quarter 2006 DD&A rates would have been approximately $7.92 per boe.

Units-of-production DD&A expense for the first six months of 2006 was $362 million, a $60 million decrease from 2005. Contributing to the decrease was discontinued expense recognition on properties held for sale in the Gulf of Mexico shelf ($82 million), lower expense in the Southern region due to 2005 property divestments ($9 million), and lower China expense ($3 million). These decreases were partially offset by higher DD&A expense in the Rocky Mountain area, driven by higher production in the Natural Buttes field ($19 million) and new production from the Constitution and Ticonderoga fields ($17 million). Excluding production associated with held-for-sale properties, DD&A rates for the six months ended June 30, 2006 would have been approximately $8.15 per boe.

Accretion Expense - Accretion expense associated with our abandonment obligations totaled $4 million and $7 million in the second quarter and first six months of 2006, respectively, compared to $5 million and $11 million in the same 2005 periods. The decrease in both periods is primarily attributable to Gulf of Mexico shelf properties held for sale since January 2006 with no further accretion expense being recognized.

Asset Impairments and Gain (Loss) on Sales of Assets - Kerr-McGee records impairment losses when performance analysis and other factors indicate that expected future net cash flows from an oil and gas property will not be sufficient to recover its carrying amount. In general terms, such write-downs most often occur on mature properties that are nearing the end of their productive lives or cease production sooner than anticipated. The company did not incur any impairment losses in the first six months of 2006. Asset impairment losses recorded in the first six months of 2005 totaled $4 million. These impairment losses related primarily to two U.S. Gulf of Mexico shelf properties that ceased production in the first quarter of 2005.

In the first half of 2005, we recognized a net gain on sales of assets of $47 million, related primarily to two transactions. In the first quarter of 2005, we acquired a 37.5% interest in the Blind Faith discovery in the deepwater Gulf of Mexico from BP Exploration & Production in exchange for our interests in various proved oil and gas properties in the Arkoma basin of southeast Oklahoma. In connection with this transaction, we received $24 million in cash and recognized a $19 million gain on sale based on the percentage of the Arkoma properties' fair value that was received in cash. In the second quarter of 2005, the company sold its interests in oil and gas properties in the Table Mountain and Culp Draw fields of Wyoming to Anadarko in exchange for its overriding royalty interests in the Greater Natural Buttes field and $27 million in cash. The company recognized a gain of $25 million in connection with this transaction.

Interest Expense and Loss on Early Repayment and Modification of Debt - The following table presents information regarding pretax interest expense for the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30		June 30
(Millions of dollars)	2006	2005	2006	2005

Interest expense reported in:
Income from continuing operations	$49	$58	$90	$118
Income from discontinued operations (1)	-	24	-	24
Total	$49	$82	$90	$142

(1) Under the company’s $5.25 billion secured credit agreement which was in effect from May 2005 through January 9, 2006, the company was required to use 100% of the net after-tax cash proceeds from disposition of certain assets to repay debt. Because the North Sea oil and gas and Tronox assets were subject to this requirement, interest expense on debt that was required to be repaid upon the sale of the North Sea business and the Tronox IPO ($19 million and $5 million, respectively) is classified as a component of income from discontinued operations for the three and six months ended June 30, 2005 ($15 million on an after-tax basis).

Total interest expense for the three and six months ended June 30, 2006 was lower compared to the corresponding 2005 periods largely as a result of lower average outstanding debt. During the second half of 2005, we repaid $4.25 billion borrowed in connection with the May 2005 tender offer. Additionally, since June 30, 2005, we redeemed or repaid at maturity other debt with the face value of $359 million (including the 7% debentures discussed below).

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

Provision for Income Taxes - Higher income tax expense for the three and six months ended June 30, 2006 compared to the corresponding 2005 periods is primarily the result of higher pretax income from continuing operations. Effective income tax rates associated with income from continuing operations for each of the periods presented were in the range of 35% to 37%.

Tronox Separation

As discussed under Overview and Recent Developments, on March 30, 2006, Kerr-McGee completed the Distribution of its remaining 57% equity interest in Tronox, which resulted in holders of Kerr-McGee common stock as of March 20, 2006 receiving a dividend of .20164 of a share of Tronox Class B common stock for each share of Kerr-McGee common stock they owned (on a pre-split basis). Stockholders entitled to fractional shares of Tronox Class B common stock received cash in lieu of fractional shares.

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

Financial Condition and Liquidity

The following table provides certain information useful in the analysis of the company's financial condition:

	June 30,	December 31,
(Millions of dollars)	2006	2005

Current ratio (1)	0.6 to 1	0.8 to 1
Cash and cash equivalents	$156	$1,053
Debt repayment obligations due within one year (2)	306	306
Unused capacity under revolving lines of credit (3)	1,193	1,184
Total debt, including $550 million of Tronox debt at December 31, 2005	2,406	3,133
Stockholders’ equity and minority interest (4)	$4,616	$4,327
Debt to total capitalization (4)	34%	42%

(1)	Represents a ratio of current assets to current liabilities.

(2)	Represents principal amount of Kerr-McGee debt maturing within one year from the respective balance sheet date.

(3)
Reflects partial utilization to support outstanding letters of credit. No revolving borrowings were outstanding at December 31, 2005 or June 30, 2006. The $1.25 billion unsecured revolving credit facility currently in effect terminates in January 2011.

(4)	Capitalization is determined as total debt plus total stockholders’ equity and, as of December 31, 2005, minority stockholders’ interest in net assets of Tronox of $212 million.

Sources of Liquidity - Our liquidity is derived from both internal and external sources. During the first six months of 2006, we satisfied our liquidity needs primarily with cash on hand, net cash provided by operating activities and borrowings under our $1.25 billion revolving credit facility (none of which were outstanding at quarter-end). In the short- and long-term, we expect the same sources of liquidity to be available to us. Additionally, the company has a total of $1 billion of debt securities, common or preferred stock, or warrants available to issue or sell under our shelf registration with the U.S. Securities and Exchange Commission (SEC), which was last updated in February 2002.

Based on the company's forecast of cash flows and liquidity, the company believes that it has and will continue to have the financial resources and liquidity to meet future cash requirements. Included in that forecast are expected proceeds from the sale of our Gulf of Mexico shelf oil and gas properties that is expected to close in the third quarter of 2006, yielding net pretax proceeds of approximately $1 billion based on estimates as of July 2006.

Working Capital Position - As of June 30, 2006, the company had negative working capital of $978 million; however, this is not indicative of a lack of liquidity, as the company maintains sufficient current assets to settle current liabilities when due. Our working capital position is affected by current assets and liabilities associated with our financial derivatives. As of June 30, 2006, the company had recorded $774 million of net current derivative liabilities for contracts that will effectively adjust the cash flows to be realized upon the sale of our future oil and gas production. Because those sales have not yet occurred, the associated accounts receivable are not yet reflected in our Condensed Consolidated Balance Sheet, while derivative assets and liabilities are reflected at their estimated fair values. Because of the high degree of volatility in oil and natural gas commodity markets, our working capital position will be continually affected by changes in the fair value of derivative instruments.

Debt to Total Capitalization - Since December 31, 2005, the percentage of debt to total capitalization decreased from 42% to 34%. Significant 2006 transactions affecting our capital structure and the level of leverage are summarized below. The combined effect of these transactions reduced the debt to total capitalization ratio by 1%, with the remaining decrease attributable primarily to net income and a reduction of unrealized derivative losses in stockholders’ equity.

	Increase (Decrease) in
(Millions of dollars)	Total Debt	Total Equity
Early redemption of $250 million 7% debentures (1)	$(181)	$(45)
Tronox Distribution (2)	(550)	(265)
Repurchases of common stock (3)	-	(356)

(1)	The decrease in equity represents the after-tax loss on early redemption of the debentures that resulted from writing off unamortized discount of $69 million.

(2)	The Distribution reduced retained earnings by $244 million and accumulated other comprehensive income by $21 million.

(3)	Represents open-market purchases of Kerr-McGee stock under the $1 billion stock repurchase program.

Credit Ratings - In rating the company’s debt, rating agencies consider our financial and operating risk profile by analyzing our debt levels, growth profile, cost structure, oil and gas reserve replacement ratios, capital expenditure requirements, contingencies, dividend policy and any other factors they deem relevant that could potentially impact our ability to service debt. On May 1, 2006, our credit rating was upgraded by Moody’s Investor Services to Ba2. The following table provides a summary of our senior unsecured debt ratings by selected rating agencies.

	December 31, 2005	June 30, 2006
Standard & Poor’s	BB+	BB+
Moody’s Investors Service	Ba3	Ba2

Credit Facilities and Debt Covenants - In January 2006, Kerr-McGee closed on a $1.25 billion unsecured revolving credit agreement. The facility is available to provide support for commercial paper and for general corporate purposes. Interest on amounts borrowed under the credit agreement is payable, at the company’s election, at an alternate base rate (ABR) or a Eurodollar rate, in each case as defined in the credit agreement. The margin applicable to Eurodollar borrowings may vary from 50 to 150 basis points depending on Kerr-McGee’s credit rating. As a result of the May 2006 upgrade discussed above, the margin applicable to Eurodollar borrowings under the company’s revolving credit agreement decreased from 125 basis points to 100 basis points.

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

The company was in compliance with all applicable covenants to date and expects to maintain compliance in future periods.

Property Insurance Coverage - Significant claim losses were experienced during 2005 by the insurance industry as a result of hurricane damage sustained in the Gulf of Mexico region. As a result, the amount of insurance capacity available for windstorm perils in Gulf of Mexico and surrounding areas has been significantly reduced during the 2006 windstorm season and is available only at higher premium rates.

While exploration and production industry losses during the 2004 and 2005 windstorm seasons were significant, Kerr-McGee has experienced minimal physical damage to its Gulf of Mexico assets as a result of Hurricanes Ivan, Katrina and Rita, with total net losses after expected insurance reimbursements of approximately $27 million for exploration and production asset physical damage. While Kerr-McGee did not sustain material property damage losses during the 2004 and 2005 windstorm seasons, we do have concentrated property values as well as concentrated production volumes in the Gulf of Mexico. We maintain insurance against certain losses or liabilities at amounts that management believes to be prudent. However, given current insurance market conditions, companies with Gulf of Mexico exposure, including Kerr-McGee, will retain more risk with respect to physical damage and business interruption losses during the 2006 windstorm season than in the prior year.

Cash Flows

The following summarizes selected cash flow information for the first six months of 2006 and 2005. Unless indicated otherwise, discussion of cash flows reflects the company’s continuing and discontinued operations. Cash flows associated with discontinued operations relate to Tronox and our former North Sea oil and gas business that was sold in November 2005.

	Six Months Ended
	June 30,
(Millions of dollars)	2006	2005

Net cash provided by operating activities	$710	$1,578
Net cash used in investing activities	(939)	(841)
Net cash used in financing activities	(665)	(488)

Operating Activities - The $868 million decrease in cash flows from operating activities in the first six months of 2006 compared to 2005 is largely attributable to the North Sea oil and gas business, which contributed approximately $500 million to operating cash flow (before working capital changes) in 2005 and none in 2006. In addition, we paid income taxes of $548 million during the first six months of 2006, an amount that reflects a substantial U.S. taxable gain from the sale of our North Sea business.

Investing Activities - Net cash used in investing activities during the first six months of 2006 and 2005 is summarized below:

	Six Months Ended June 30,
(Millions of dollars)	2006	2005

Capital expenditures -
Exploration and development (including dry hole costs) -
Continuing operations	$(933)	$(766)
Discontinued operations	-	(77)
Tronox	(22)	(31)
Corporate and other	(10)	(9)
Total capital expenditures	(965)	(883)
Proceeds from sales of assets	11	63
Other investing activities	15	(21)
Net cash used in investing activities	$(939)	$(841)

Exploration and development expenditures associated with continuing operations increased by 22% in 2006 to $933 million as compared to 2005. The increase from 2005 is primarily attributable to increased funding for exploitation-type development activity in the U.S. onshore areas, heavily weighted toward accelerated development of the Natural Buttes and Wattenberg fields and increased exploration activity in the deepwater Gulf of Mexico, with several high-cost exploration wells drilled during 2006. This increase was partially offset by reduced exploration spending in Alaska and Brazil in 2006.

In May 2006, management and the Board approved a $170 million expansion of our 2006 capital program to accelerate drilling activities in the U.S. onshore area and fund infrastructure expansions in the Uinta Basin of eastern Utah.  Approximately $85 million has been allocated for development drilling of our resource plays in the Natural Buttes and Wattenberg fields, with another $50 million dedicated to upgrading our processing and gathering capabilities in the Uinta Basin, in the vicinity of the Natural Buttes field.  The remainder relates to additional drilling activities in South Texas. Our U.S. onshore program expansion is expected to increase near- and long-term production at competitive finding, development and acquisition costs. In addition, $80 million was approved for ongoing exploration and development projects in the deepwater Gulf of Mexico, including appraisal work on the recent discoveries at our Caesar and Claymore prospects.

Other investing cash flows in 2006 includes a $25 million deposit received from W&T in connection with our pending sale of certain Gulf of Mexico shelf properties.

Financing Activities - For the six months ended June 30, 2006 net cash used in financing activities was $665 million, compared to $488 million in 2005. In 2006, we used $250 million to redeem our 7% deep-discount debentures and $356 million for treasury stock repurchases under the $1 billion share repurchase program, sourced with cash on hand and operating cash flows. In 2005, we spent $392 million to repay debt and $4.2 billion on share repurchases; however, the majority of this spending was funded with net proceeds from borrowings of $4.2 billion. The change in our dividend policy effective with the July 2005 dividend payment resulted in $131 million lower cash outflow during the first six months of 2006 compared to 2005. Favorable effects of this change on 2006 financing cash flows were largely offset by $116 million lower proceeds from stock option exercises.

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

In 2006, we entered into additional commitments to assure transportation capacity and drilling rig availability for executing our drilling program. Additionally, in late June 2006, we initiated an employee retention program that provides for cash payments to participating employees if they meet continuing employment and other conditions. The following table summarizes the company’s obligations under these additional commitments:

(Millions of dollars)	Payments due by period
			2007	2009	After
Type of Obligation	Total	2006	-2008	-2010	2010

Transportation capacity	$360	$-	$23	$47	$290
Drilling rig commitments	117	6	75	36	-
Employee retention benefits	53	17	36	-	-
	$530	$23	$134	$83	$290

Other Obligations and Commitments - The company has commitments to its officers and certain key employees under agreements that provide for continuation of salary, bonuses and specified benefits for varying terms in the event of a qualifying termination of employment (including termination without cause or upon change in control). As of June 30, 2006, the company’s commitment for such benefits approximated $55 million, plus income and excise tax gross-up payments.

Under the merger agreement between Kerr-McGee and Anadarko, the company may be required to pay Anadarko $493 million if the merger agreement is terminated under certain conditions and the company enters into an alternative transaction. Under separate agreements, the company is committed to pay $35 million of financial advisory fees upon completion of the merger.

New/Revised Accounting Standards

Effective January 1, 2006, we adopted the fair-value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (FAS No. 123(R)). In the six months ended June 30, 2006, we recognized stock-based compensation expense associated with continuing operations of $62 million, $16 million higher than we would have recognized had the standard not been adopted. We expect that reported stock-based compensation cost in future periods will continue to be higher than in comparable historical periods. Additional information regarding our adoption of FAS No. 123(R) and stock-based compensation expense recognized in 2006 is provided in Notes 1 and 9 to the Condensed Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

New Accounting Pronouncements - In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions the company has taken or expects to take on a tax return. The provisions of FIN 48 are effective beginning in 2007 and will apply to all tax positions upon initial adoption. The company is currently evaluating the possible financial statement effects of adopting this new standard.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

The company is exposed to a variety of market risks, including credit risk, changes in oil and gas commodity prices, foreign currency exchange rates and interest rates. We address these risks through a controlled program of risk management that includes the use of insurance and derivative financial instruments. In addition to information included in this section, see Note 5 to the condensed consolidated financial statements included in Item 1, Part I of this Quarterly Report on Form 10-Q for a discussion of the company’s derivatives and hedging activities.

Commodity Price Risk

The company is exposed to market risk due to changes in crude oil and natural gas prices. To increase the predictability of cash flows and support capital expenditure plans, Kerr-McGee periodically enters into financial derivative instruments that generally fix the commodity prices to be received for a portion of the company’s oil and gas production in the future. At June 30, 2006, the following commodity-related derivatives were outstanding:

	July - December 2006			2007
	Average Contract Price ($/Barrel)	Average Daily Volume (Barrels)		Average Contract Price ($/Barrel)	Average Daily Volume (Barrels)
Crude Oil (WTI) -
Fixed price swaps	$53.13	20,345		$51.44	27,250

Costless collars	$27.00 - $30.58	19,000	(a)	-	-
	$45.00 - $65.81	22,000		$45.00 - $61.42	18,000

Three-way collars	$25.00 - $28.65	2,000	(b)	-	-
Three-way average floor	$20.88
		63,345			45,250

	($/MMBtu)	(MMBtu)		($/MMBtu)	(MMBtu)
Natural Gas (NYMEX) -
Fixed price swaps	$7.54	196,000		$7.03	265,000

Costless collars	$4.75 - $ 5.50	340,000	(a)	-	-
	$6.00 - $10.80	197,000		$6.00 - $9.03	265,000

Three-way collars	$4.00 - $ 6.00	20,000	(b)	-	-
Three-way average floor	$3.04
		753,000			530,000

Basis Swaps vs. NYMEX -
CIG (1)	$1.51	178,451		$1.33	67,808
NWPL (2)	$1.46	145,109		$1.30	53,247
		323,560			121,055

(a)	Placed by Kerr-McGee in connection with the Westport Resources merger in June 2004.
(b)	Acquired in the Westport merger.

(1)	Colorado Interstate Gas pipeline index.
(2)	Northwest Pipeline Rocky Mountain index.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings. There was no change in the company's internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected or is reasonably likely to materially affect the company's internal control over financial reporting.

Forward-Looking Information

Statements in this quarterly report regarding the company's or management's intentions, beliefs or expectations, or that otherwise speak to future events, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Future results and developments discussed in these statements may be affected by numerous factors and risks, such as the accuracy of the assumptions that underlie the statements, the divestiture of certain oil and gas properties, the success of the oil and gas exploration and production program, drilling risks, the market value of Kerr-McGee's products, uncertainties in interpreting engineering data, the financial resources of competitors, changes in laws and regulations, the ability to respond to challenges in international markets, including changes in currency exchange rates, political or economic conditions, trade and regulatory matters, general economic conditions, progress made with respect to, and developments related to, the company’s proposed merger with Anadarko, and other factors and risks identified in the Risk Factors section of the company's latest Annual Report on Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and other SEC filings. Actual results and developments may differ materially from those expressed in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A.
Kerr-McGee Oil and Gas Onshore LP (KM Onshore), an affiliate of the company, received notices of violation (NOVs) from the Colorado Department of Public Health and Environment (CDPHE) on June 21, 2005, and November 4, 2005.  The NOVs allege that, with respect to certain production operations in Colorado, the affiliate exceeded allowable air emissions under the Clean Air Act.  KM Onshore recently was informed that the CDPHE intends to address these matters collectively, including any related penalties, which could result in penalties in excess of $100,000.  However, no formal demand has been made of KM Onshore.  The affiliate intends to vigorously defend against the NOVs.  The affiliate and the state and federal agencies are currently discussing the allegations and possible resolutions.

B.
On November 14, 2005, the company received a letter from the United States Department of Justice (DOJ) alleging that the company violated certain air quality and permitting regulations at the Cottonwood and Ouray compressor stations in Uintah County, Utah, which were operated by Westport Oil and Gas Company, L.P. prior to Westport’s merger with Kerr-McGee. No formal demand has been made by the DOJ. Later DOJ alleged that certain air quality regulations were also violated at the Bridge compressor station. The affiliate and the state and federal agencies currently are discussing the allegations and possible resolutions.

C.
On June 26, 2006, a petition was filed in the District Court of Oklahoma County, Oklahoma styled John Rinderknecht, On Behalf of Himself and All Others Similarly Situated v. Kerr-McGee Corp., Luke R. Corbett, Sylvia A. Earle, Martin C. Jischke, Leroy C. Richie, William E. Bradford, David C. Genever-Watling, Farah M. Walters, Robert O. Lorenz, Michael Portillo, William F. Wallace and Ian L. White-Thomson. On July 25, 2006, another petition was filed in the District Court of Oklahoma County, Oklahoma styled Marilyn Clark, On Behalf of Herself and All Others Similarly Situated v. Kerr-McGee Corp., Luke R. Corbett, Sylvia A. Earle, Martin C. Jischke, Leroy C. Richie, William E. Bradford, David C. Genever-Watling, Farah M. Walters, Robert O. Lorenz, Michael Portillo, William F. Wallace and Ian L. White-Thomson. The plaintiffs in both actions allege that they are shareholders of the company, and they each purport to sue on behalf of a class of other company shareholders. Both petitions allege that the company and its directors engaged in self-dealing and breached fiduciary duties owed to the company’s shareholders in connection with the merger agreement with Anadarko Petroleum Corporation. Among other things, the petitions seek to enjoin and prevent the parties from completing the merger until the company adopts and implements a procedure to obtain the highest possible price for the company shareholders. On July 28, 2006, the company entered into an agreement in principle to settle the lawsuits by agreeing to make certain additional disclosures in a Form 8-K filing, to seek the certification of a class, and, subject to court approval, to paying class counsel fees and expenses of $825,000.

D.
For a discussion of other legal proceedings and contingencies, reference is made to Note 13 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to those risk factors previously described in the company’s Form 10-K for the year ended December 31, 2005, and the company’s other filings with the SEC, investors should carefully consider the following risks:

Business Uncertainties and Contractual Restrictions While Merger is Pending. Uncertainty about the effect of the proposed merger with Anadarko Petroleum Corporation on employees, suppliers and partners may have an adverse effect on the company. These uncertainties may impair the company’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause persons that deal with the company to defer decisions concerning the company, or seek to change existing business relationships with the company. Employee retention may be particularly challenging while the merger is pending, as employees may experience uncertainty about their future employment. In addition, the merger agreement restricts the company from making certain acquisitions and taking other specified actions without Anadarko’s approval. These restrictions could prevent the company from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Failure to Complete Merger Could Negatively Impact Stock Price, Future Business and Financial Results. Although the Board of Directors has recommended that the company’s stockholders approve and adopt the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that other conditions to the completion of the merger will be satisfied. If the merger is not completed, the company will be subject to several risks, including the following:

•	The company may be required to pay a termination fee of $493 million if the merger agreement is terminated under certain circumstances and the company enters into an alternative transaction;

•
The current market price of the company’s common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of the company’s common stock;

•	Certain costs relating to the merger (such as legal and financial advisory fees) are payable by the company whether or not the merger is completed;

•
There may be substantial disruption to the business of the company and a distraction of its management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to the company;

•	The company’s business could be adversely affected if it is unable to retain key employees or attract qualified replacements; and

•	The company would continue to face the risks that it currently faces as an independent company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases Of Equity Securities

The following table summarizes the company’s repurchases of equity securities registered under Section 12 of the Securities Exchange Act of 1934 that occurred during the quarter ended June 30, 2006. The share and per-share information provided in the table below does not give effect to the two-for-one stock split in June 2006.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)

April 1-30, 2006	5,000	$74.09	-
May 1-31, 2006	66,780	99.64	54,000	$644,000,000
June 1-30, 2006	4,075	64.57	-
Total	75,855	$96.07	54,000

(a)    Includes 5,700 shares purchased in the open market for the matching contributions to the Kerr-McGee Corporation Savings Investment Plan, 16,155 shares delivered to the company by employees in satisfaction of withholding taxes and upon forfeiture of restricted shares, and 54,000 shares purchased in connection with the $1 billion stock repurchase program discussed below.

(b)    Represents repurchase activity under the $1 billion repurchase program approved by our Board of Directors on January 10, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2006 annual meeting of stockholders was held on May 9, 2006. The following matters were voted upon at the meeting:

(1)
Stockholders ratified the appointment of Ernst & Young LLP as the company’s independent auditors for 2006. There were 99,578,208 votes for the proposal; 333,909 votes against the proposal; and 1,090,324 abstentions.

(2)
Stockholders did not approve a stockholder proposal to establish an Office of the Board of Directors. There were 4,916,212 votes for the proposal; 73,574,075 votes against the proposal; and 6,025,995 abstentions.

(3)	The following directors were elected with the following vote totals.

	Votes	Votes
	In Favor	Withheld
Silvia A. Earle	99,080,208	1,922,233
Martin C. Jischke	97,729,280	3,273,161
Leroy C. Richie	99,083,955	1,918,486

Item 6. Exhibits.

Exhibit No.

2.1
Agreement and Plan of Merger among the company, Anadarko Petroleum Corporation and APC Acquisition Sub, Inc., filed as Exhibit 2.1 to Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

4.1
Second Amendment to Rights Agreement, dated as of June 23, 2006, by and between the company and UMB Bank, N.A., filed as Exhibit 4.3 to Amendment No. 2 to Form 8-A dated June 26, 2006, and incorporated herein by reference.

10.1	Amended Continuity Agreement, dated May 22, 2006, between the company and Luke R. Corbett, filed as Exhibit 10.1 to Current Report on Form 8-K dated May 22, 2006, and incorporated herein by reference.

10.2
Amended Continuity Agreement, dated May 22, 2006, between the company and Kenneth W. Crouch, filed as Exhibit 10.2 to Current Report on Form 8-K dated May 22, 2006, and incorporated herein by reference.

10.3	Amended Continuity Agreement, dated May 22, 2006, between the company and David A. Hager, filed as Exhibit 10.3 to Current Report on Form 8-K dated May 22, 2006, and incorporated herein by reference.

10.4
Amended Continuity Agreement, dated May 22, 2006, between the company and Gregory F. Pilcher, filed as Exhibit 10.4 to Current Report on Form 8-K dated May 22, 2006, and incorporated herein by reference.

10.5
Amended Continuity Agreement, dated May 22, 2006, between the company and Robert M. Wohleber, filed as Exhibit 10.5 to Current Report on Form 8-K dated May 22, 2006, and incorporated herein by reference.

10.6
Amended and Restated Continuity Agreement, dated as of June 22, 2006, between the company and Luke R. Corbett, filed as Exhibit 10.1 to Current Report on Form 8-K dated June 26, 2006, and incorporated herein by reference.

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

KERR-McGEE CORPORATION

Date: August 4, 2006	By:	/s/ John M. Rauh
John M. Rauh
Vice President and Controller
and Chief Accounting Officer